Form 10-Q
period 2019-06-30
NATIONAL FUEL GAS CO
filed 2019-08-02
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at July 31, 2019: 86,314,863 shares.

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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2019	2018	2019	2018
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$151,312	$154,088	$781,059	$719,234
Exploration and Production and Other Revenues	159,864	137,492	470,267	425,811
Pipeline and Storage and Gathering Revenues	46,024	51,332	148,665	158,428
	357,200	342,912	1,399,991	1,303,473

Operating Expenses:
Purchased Gas	47,839	52,211	381,537	322,854
Operation and Maintenance:
Utility and Energy Marketing	39,607	39,560	132,082	130,348
Exploration and Production and Other	35,674	30,682	108,610	104,891
Pipeline and Storage and Gathering	28,675	25,044	80,857	68,272
Property, Franchise and Other Taxes	21,506	20,595	68,046	64,245
Depreciation, Depletion and Amortization	71,072	60,817	200,990	177,802
	244,373	228,909	972,122	868,412
Operating Income	112,827	114,003	427,869	435,061
Other Income (Expense):
Other Income (Deductions)	(1,456)	(3,612)	(16,977)	(20,205)
Interest Expense on Long-Term Debt	(25,303)	(27,177)	(76,016)	(82,412)
Other Interest Expense	(1,202)	(1,006)	(4,061)	(2,742)
Income Before Income Taxes	84,866	82,208	330,815	329,702
Income Tax Expense (Benefit)	21,113	19,183	73,806	(23,825)

Net Income Available for Common Stock	63,753	63,025	257,009	353,527

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,236,657	1,070,939	1,098,900	851,669
	1,300,410	1,133,964	1,355,909	1,205,196

Dividends on Common Stock	(37,543)	(36,526)	(110,885)	(107,758)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	—	7,437	—
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects	—	—	10,406	—
Balance at June 30	$1,262,867	$1,097,438	$1,262,867	$1,097,438

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.74	$0.73	$2.98	$4.12
Diluted:
Net Income Available for Common Stock	$0.73	$0.73	$2.96	$4.09
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	86,306,434	85,930,289	86,208,766	85,789,279
Used in Diluted Calculation	86,839,841	86,501,194	86,765,781	86,370,900
Dividends Per Common Share:
Dividends Declared	$0.435	$0.425	$1.285	$1.255
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands of U.S. Dollars)	2019	2018	2019	2018
Net Income Available for Common Stock	$63,753	$63,025	$257,009	$353,527
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	—	(121)	—	(843)
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	34,211	(37,452)	53,619	(55,534)
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	—	—	—	(430)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(3,869)	3,771	20,498	(5,577)
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	—	(11,738)	—
Other Comprehensive Income (Loss), Before Tax	30,342	(33,802)	62,379	(62,384)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	—	42	—	(275)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	9,835	(10,416)	15,434	(16,240)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	—	—	—	(158)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(1,113)	1,208	5,756	(3,438)
Reclassification Adjustment for Income Tax Benefit (Expense) on the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	—	(4,301)	—
Reclassification Adjustment for Stranded Tax Effects Related to the 2017 Tax Reform Act to Earnings Reinvested in the Business	—	—	10,406	—
Income Taxes – Net	8,722	(9,166)	27,295	(20,111)
Other Comprehensive Income (Loss)	21,620	(24,636)	35,084	(42,273)
Comprehensive Income	$85,373	$38,389	$292,093	$311,254

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	September 30, 2018
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$10,988,435	$10,439,839
Less - Accumulated Depreciation, Depletion and Amortization	5,636,065	5,462,696
	5,352,370	4,977,143
Current Assets
Cash and Temporary Cash Investments	87,515	229,606
Hedging Collateral Deposits	6,835	3,441
Receivables – Net of Allowance for Uncollectible Accounts of $29,137 and $24,537, Respectively	178,762	141,498
Unbilled Revenue	18,047	24,182
Gas Stored Underground	17,075	37,813
Materials and Supplies - at average cost	39,010	35,823
Unrecovered Purchased Gas Costs	—	4,204
Other Current Assets	56,052	68,024
	403,296	544,591

Other Assets
Recoverable Future Taxes	113,619	115,460
Unamortized Debt Expense	14,432	15,975
Other Regulatory Assets	107,206	112,918
Deferred Charges	33,627	40,025
Other Investments	137,847	132,545
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	88,939	82,733
Fair Value of Derivative Financial Instruments	36,803	9,518
Other	42,632	102
	580,581	514,752

Total Assets	$6,336,247	$6,036,486

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	September 30, 2018
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 86,306,593 Shares and 85,956,814 Shares, Respectively	$86,307	$85,957
Paid in Capital	827,243	820,223
Earnings Reinvested in the Business	1,262,867	1,098,900
Accumulated Other Comprehensive Loss	(32,666)	(67,750)
Total Comprehensive Shareholders’ Equity	2,143,751	1,937,330
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,133,101	2,131,365
Total Capitalization	4,276,852	4,068,695

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	—	—
Accounts Payable	112,782	160,031
Amounts Payable to Customers	14,546	3,394
Dividends Payable	37,543	36,532
Interest Payable on Long-Term Debt	29,461	19,062
Customer Advances	166	13,609
Customer Security Deposits	16,801	25,703
Other Accruals and Current Liabilities	180,063	132,693
Fair Value of Derivative Financial Instruments	4,563	49,036
	395,925	440,060

Deferred Credits
Deferred Income Taxes	647,602	512,686
Taxes Refundable to Customers	366,184	370,628
Cost of Removal Regulatory Liability	218,340	212,311
Other Regulatory Liabilities	159,259	146,743
Pension and Other Post-Retirement Liabilities	53,142	66,103
Asset Retirement Obligations	104,732	108,235
Other Deferred Credits	114,211	111,025
	1,663,470	1,527,731
Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$6,336,247	$6,036,486

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(Thousands of U.S. Dollars)	2019	2018
OPERATING ACTIVITIES
Net Income Available for Common Stock	$257,009	$353,527
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	200,990	177,802
Deferred Income Taxes	111,123	(43,537)
Stock-Based Compensation	16,144	11,770
Other	7,964	12,311
Change in:
Receivables and Unbilled Revenue	(31,584)	(35,021)
Gas Stored Underground and Materials and Supplies	17,551	18,832
Unrecovered Purchased Gas Costs	4,204	4,623
Other Current Assets	11,972	(1,185)
Accounts Payable	(16,132)	2,327
Amounts Payable to Customers	11,152	16,833
Customer Advances	(13,443)	(15,504)
Customer Security Deposits	(8,902)	(1,904)
Other Accruals and Current Liabilities	36,040	26,538
Other Assets	(34,594)	(10,770)
Other Liabilities	1,061	1,441
Net Cash Provided by Operating Activities	570,555	518,083

INVESTING ACTIVITIES
Capital Expenditures	(587,442)	(403,994)
Net Proceeds from Sale of Oil and Gas Producing Properties	—	55,506
Other	(3,071)	(1,759)
Net Cash Used in Investing Activities	(590,513)	(350,247)

FINANCING ACTIVITIES
Reduction of Long-Term Debt	—	(307,047)
Dividends Paid on Common Stock	(109,875)	(106,732)
Net Proceeds from Issuance (Repurchase) of Common Stock	(8,864)	4,262
Net Cash Used in Financing Activities	(118,739)	(409,517)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(138,697)	(241,681)
Cash, Cash Equivalents, and Restricted Cash at October 1	233,047	557,271
Cash, Cash Equivalents, and Restricted Cash at June 30	$94,350	$315,590

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$79,425	$71,410

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

In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Under this guidance, the service cost component is eligible to be capitalized as part of the cost of inventory or property, plant and equipment while the other components of net periodic pension cost and net periodic postretirement benefit cost are generally not eligible for capitalization, unless allowed by a regulator. The Company adopted this guidance effective October 1, 2018. The Company applied the guidance retrospectively for the pension and postretirement benefit costs using amounts disclosed in prior period financial statement notes as estimates for the reclassifications in accordance with a practical expedient allowed under the guidance. For the quarter and nine months ended June 30, 2018, Operating Income increased $6.2 million and $28.6 million, respectively, and Other Income (Deductions) decreased by the same amounts as a result of the reclassifications. For the quarter and nine months ended June 30, 2019, Other Income (Deductions) includes $5.7 million and $25.5 million, respectively, of pension and postretirement benefit costs.

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

The earnings for the nine months ended June 30, 2019 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2019.  Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 8 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Nine Months Ended June 30, 2019		Nine Months Ended June 30, 2018
	Balance at October 1, 2018	Balance at June 30, 2019	Balance at October 1, 2017	Balance at June 30, 2018

Cash and Temporary Cash Investments	$229,606	$87,515	$555,530	$313,307
Hedging Collateral Deposits	3,441	6,835	1,741	2,283
Cash, Cash Equivalents, and Restricted Cash	$233,047	$94,350	$557,271	$315,590

The Company considers all highly liquid debt instruments purchased with a maturity date of generally three months or less to be cash equivalents. The Company’s restricted cash is composed entirely of amounts reported as Hedging Collateral Deposits on the Consolidated Balance Sheets. Hedging Collateral Deposits is an account title for cash held in margin accounts funded by the Company to serve as collateral for hedging positions. In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instruments liability or asset balances.

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $16.3 million at June 30, 2019, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $82.0 million and $62.2 million at June 30, 2019 and September 30, 2018, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At June 30, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $566.8 million. In adjusting estimated future cash flows for hedging under the ceiling test at June 30, 2019, estimated future net cash flows were decreased by $23.9 million.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the nine months ended June 30, 2019 and 2018, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended June 30, 2019
Balance at April 1, 2019	$4,562	$—	$(58,848)	$(54,286)
Other Comprehensive Gains and Losses Before Reclassifications	24,376	—	—	24,376
Amounts Reclassified From Other Comprehensive Income (Loss)	(2,756)	—	—	(2,756)
Balance at June 30, 2019	$26,182	$—	$(58,848)	$(32,666)
Nine Months Ended June 30, 2019
Balance at October 1, 2018	$(28,611)	$7,437	$(46,576)	$(67,750)
Other Comprehensive Gains and Losses Before Reclassifications	38,185	—	—	38,185
Amounts Reclassified From Other Comprehensive Income (Loss)	14,742	—	—	14,742
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	(7,437)	—	(7,437)
Reclassification of Stranded Tax Effects Related to the 2017 Tax Reform Act	1,866	—	(12,272)	(10,406)
Balance at June 30, 2019	$26,182	$—	$(58,848)	$(32,666)
Three Months Ended June 30, 2018
Balance at April 1, 2018	$3,841	$6,885	$(58,486)	$(47,760)
Other Comprehensive Gains and Losses Before Reclassifications	(27,036)	(163)	—	(27,199)
Amounts Reclassified From Other Comprehensive Income (Loss)	2,563	—	—	2,563
Balance at June 30, 2018	$(20,632)	$6,722	$(58,486)	$(72,396)
Nine Months Ended June 30, 2018
Balance at October 1, 2017	$20,801	$7,562	$(58,486)	$(30,123)
Other Comprehensive Gains and Losses Before Reclassifications	(39,294)	(568)	—	(39,862)
Amounts Reclassified From Other Comprehensive Income (Loss)	(2,139)	(272)	—	(2,411)
Balance at June 30, 2018	$(20,632)	$6,722	$(58,486)	$(72,396)

In February 2018, the FASB issued authoritative guidance that allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act and requires certain disclosures about stranded tax effects. The Company adopted this authoritative guidance effective January 1, 2019 and recorded a cumulative effect adjustment related to deferred income taxes associated with hedging activities and pension and post-retirement benefit obligations during the quarter ended March 31, 2019 to increase retained earnings by $10.4 million and decrease accumulated other comprehensive income by the same amount.

In January 2016, the FASB issued authoritative guidance regarding the recognition and measurement of financial assets and liabilities. The authoritative guidance primarily affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities will be measured at fair value through earnings rather than through accumulated other comprehensive income. The Company adopted this authoritative guidance effective

October 1, 2018 and, as called for by the modified retrospective method of adoption, recorded a cumulative effect adjustment during the quarter ended December 31, 2018 to increase retained earnings by $7.4 million and decrease accumulated other comprehensive income by the same amount.

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the nine months ended June 30, 2019 and 2018 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$4,091	($3,249)	($18,692)	$6,125	Operating Revenues
Commodity Contracts	—	5	(1,182)	952	Purchased Gas
Foreign Currency Contracts	(222)	(527)	(624)	(1,500)	Operating Revenues
Gains (Losses) on Securities Available for Sale	—	—	—	430	Other Income (Deductions)
	3,869	(3,771)	(20,498)	6,007	Total Before Income Tax
	(1,113)	1,208	5,756	(3,596)	Income Tax Expense
	$2,756	($2,563)	($14,742)	$2,411	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At June 30, 2019	At September 30, 2018

Prepayments	$13,777	$10,770
Prepaid Property and Other Taxes	11,501	14,444
Federal Income Taxes Receivable	6,554	22,457
State Income Taxes Receivable	8,773	8,822
Fair Values of Firm Commitments	5,618	1,739
Regulatory Assets	9,829	9,792
	$56,052	$68,024

Other Assets.  The components of the Company’s Other Assets are as follows (in thousands):

	At June 30, 2019	At September 30, 2018

Federal Income Taxes Receivable	$42,546	$—
Other	86	102
	$42,632	$102

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At June 30, 2019	At September 30, 2018

Accrued Capital Expenditures	$60,082	$38,354
Regulatory Liabilities	50,233	57,425
Reserve for Gas Replacement	16,251	—
Liability for Royalty and Working Interests	19,846	12,062
Other	33,651	24,852
	$180,063	$132,693

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were SARs, restricted stock units and performance shares.  For the quarter and nine months ended June 30, 2019, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 120,546 securities and 122,327 securities excluded as being antidilutive for the quarter and nine months ended June 30, 2019, respectively. There were 1,095,838 securities and 316,279 securities excluded as being antidilutive for the quarter and nine months ended June 30, 2018, respectively.

Stock-Based Compensation.  The Company granted 244,734 performance shares during the nine months ended June 30, 2019. The weighted average fair value of such performance shares was $55.67 per share for the nine months ended June 30, 2019. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the nine months ended June 30, 2019 must meet a performance goal related to relative return on capital over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the nine months ended June 30, 2019 must meet a performance goal related to relative total shareholder return over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 112,608 nonperformance-based restricted stock units during the nine months ended June 30, 2019.  The weighted average fair value of such nonperformance-based restricted stock units was $49.70 per share for the nine months ended June 30, 2019.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These nonperformance-based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for nonperformance-based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

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

The Company will adopt the new authoritative guidance using the optional transition method, which permits an entity to initially apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to apply practical expedients provided in the authoritative guidance that allow, among other things, an entity not to reassess contracts that commenced prior to the adoption date and to exclude all land easement arrangements that exist prior to the adoption date from treatment under the guidance. The Company also expects to elect a policy not to recognize right of use assets and lease liabilities related to short-term leases.

The Company has finalized a plan for the adoption and implementation of the authoritative guidance and performed an initial assessment of its existing leasing arrangements and other contractual obligations. The Company also continues to evaluate and document technical accounting issues, policy considerations, financial reporting and disclosure implications, and changes to internal controls and businesses processes. While the Company continues to assess the impact on its financial statements, the Company expects that adoption of the authoritative guidance will result in an increase to its assets and liabilities on its consolidated balance sheet.

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

The following tables provide a disaggregation of the Company's revenues for the quarter and nine months ended June 30, 2019, presented by type of service from each reportable segment.

Quarter Ended June 30, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$113,975	$—	$—	$—	$—	$—	$—	$113,975
Production of Crude Oil	38,823	—	—	—	—	—	—	38,823
Natural Gas Processing	731	—	—	—	—	—	—	731
Natural Gas Gathering Services	—	—	32,875	—	—	—	(32,875)	—
Natural Gas Transportation Service	—	50,001	—	23,010	—	—	(17,672)	55,339
Natural Gas Storage Service	—	18,598	—	—	—	—	(8,060)	10,538
Natural Gas Residential Sales	—	—	—	96,146	—	—	—	96,146
Natural Gas Commercial Sales	—	—	—	12,107	—	—	—	12,107
Natural Gas Industrial Sales	—	—	—	1,032	—	—	—	1,032
Natural Gas Marketing	—	—	—	—	22,212	—	(681)	21,531
Other	152	368	—	161	5	854	(20)	1,520
Total Revenues from Contracts with Customers	153,681	68,967	32,875	132,456	22,217	854	(59,308)	351,742
Alternative Revenue Programs	—	—	—	465	—	—	—	465
Derivative Financial Instruments	5,194	—	—	—	(201)	—	—	4,993
Total Revenues	$158,875	$68,967	$32,875	$132,921	$22,016	$854	$(59,308)	$357,200

Nine Months Ended June 30, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$371,710	$—	$—	$—	$—	$—	$—	$371,710
Production of Crude Oil	111,256	—	—	—	—	—	—	111,256
Natural Gas Processing	2,676	—	—	—	—	—	—	2,676
Natural Gas Gathering Services	—	—	91,931	—	—	—	(91,931)	—
Natural Gas Transportation Service	—	158,376	—	103,723	—	—	(54,556)	207,543
Natural Gas Storage Service	—	56,887	—	—	—	—	(24,367)	32,520
Natural Gas Residential Sales	—	—	—	492,267	—	—	—	492,267
Natural Gas Commercial Sales	—	—	—	68,408	—	—	—	68,408
Natural Gas Industrial Sales	—	—	—	4,400	—	—	—	4,400
Natural Gas Marketing	—	—	—	—	130,015	—	(1,056)	128,959
Other	1,028	3,112	2	(8,662)	15	2,170	(529)	(2,864)
Total Revenues from Contracts with Customers	486,670	218,375	91,933	660,136	130,030	2,170	(172,439)	1,416,875
Alternative Revenue Programs	—	—	—	(1,528)	—	—	—	(1,528)
Derivative Financial Instruments	(18,817)	—	—	—	3,461	—	—	(15,356)
Total Revenues	$467,853	$218,375	$91,933	$658,608	$133,491	$2,170	$(172,439)	$1,399,991

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

The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $41.8 million for the remainder of fiscal 2019; $158.9 million for fiscal 2020; $135.3 million for fiscal 2021; $114.1 million for fiscal 2022; $82.3 million for fiscal 2023; and $370.5 million thereafter.

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of June 30, 2019 and September 30, 2018.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of June 30, 2019
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$75,375	$—	$—	$—	$75,375
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	1,367	—	—	(1,367)	—
Over the Counter Swaps – Gas and Oil	—	44,929	—	(6,850)	38,079
Foreign Currency Contracts	—	78	—	(1,500)	(1,422)
Other Investments:
Balanced Equity Mutual Fund	40,313	—	—	—	40,313
Fixed Income Mutual Fund	55,034	—	—	—	55,034
Common Stock – Financial Services Industry	1,841	—	—	—	1,841
Hedging Collateral Deposits	6,835	—	—	—	6,835
Total	$180,765	$45,007	$—	$(9,717)	$216,055

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$5,686	$—	$—	$(1,367)	$4,319
Over the Counter Swaps – Gas and Oil	—	7,071	—	(6,850)	221
Foreign Currency Contracts	—	1,523	—	(1,500)	23
Total	$5,686	$8,594	$—	$(9,717)	$4,563
Total Net Assets/(Liabilities)	$175,079	$36,413	$—	$—	$211,492

Recurring Fair Value Measures	At fair value as of September 30, 2018
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$215,272	$—	$—	$—	$215,272
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	1,075	—	—	(1,075)	—
Over the Counter Swaps – Gas and Oil	—	26,074	—	(17,041)	9,033
Foreign Currency Contracts	—	443	—	(443)	—
Other Investments:
Balanced Equity Mutual Fund	38,468	—	—	—	38,468
Fixed Income Mutual Fund	51,331	—	—	—	51,331
Common Stock – Financial Services Industry	2,776	—	—	—	2,776
Hedging Collateral Deposits	3,441	—	—	—	3,441
Total	$312,363	$26,517	$—	$(18,559)	$320,321

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$2,412	$—	$—	$(1,075)	$1,337
Over the Counter Swaps – Gas and Oil	—	64,224	—	(17,041)	47,183
Foreign Currency Contracts	—	959	—	(443)	516
Total	$2,412	$65,183	$—	$(18,559)	$49,036
Total Net Assets/(Liabilities)	$309,951	$(38,666)	$—	$—	$271,285

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At June 30, 2019 and September 30, 2018, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits were $6.8 million at June 30, 2019 and $3.4 million at September 30, 2018, which were associated with these futures contracts and have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at June 30, 2019 and September 30, 2018 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments, crude oil price swap agreements used in the Company’s Exploration and Production segment, basis hedge swap agreements used in the Company's Energy Marketing segment and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At June 30, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

For the quarters ended June 30, 2019 and June 30, 2018, there were no assets or liabilities measured at fair value and classified as Level 3. For the quarters ended June 30, 2019 and June 30, 2018, no transfers in or out of Level 1 or Level 2 occurred.

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

	June 30, 2019		September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,133,101	$2,252,231	$2,131,365	$2,121,861

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At June 30, 2019	At September 30, 2018

Life Insurance Contracts	$40,659	$39,970
Equity Mutual Fund	40,313	38,468
Fixed Income Mutual Fund	55,034	51,331
Marketable Equity Securities	1,841	2,776
	$137,847	$132,545

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at June 30, 2019 and September 30, 2018.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

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

As of June 30, 2019, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	80.2	Bcf (short positions)
Natural Gas	3.7	Bcf (long positions)
Crude Oil	3,225,000	Bbls (short positions)

As of June 30, 2019, the Company was hedging a total of $79.7 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).
As of June 30, 2019, the Company had $36.7 million ($26.2 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $28.7 million ($20.5 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended June 30, 2019 and 2018 (Thousands of Dollars)
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
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended June 30,
	2019	2018		2019	2018		2019	2018
Commodity Contracts	$33,531	$(35,976)	Operating Revenue	$4,091	$(3,249)	Operating Revenue	$1,020	$(339)
Commodity Contracts	150	124	Purchased Gas	—	5	Not Applicable	—	—
Foreign Currency Contracts	530	(1,600)	Operating Revenue	(222)	(527)	Not Applicable	—	—
Total	$34,211	$(37,452)		$3,869	$(3,771)		$1,020	$(339)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Nine Months Ended June 30, 2019 and 2018 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Nine Months Ended June 30,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion) for the Nine Months Ended June 30,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Nine Months Ended June 30,
	2019	2018		2019	2018		2019	2018
Commodity Contracts	$56,356	$(52,440)	Operating Revenue	$(18,692)	$6,125	Operating Revenue	$783	$(436)
Commodity Contracts	(1,183)	737	Purchased Gas	(1,182)	952	Not Applicable	—	—
Foreign Currency Contracts	(1,554)	(3,831)	Operating Revenue	(624)	(1,500)	Not Applicable	—	—
Total	$53,619	$(55,534)		$(20,498)	$5,577		$783	$(436)

Fair Value Hedges

The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of June 30, 2019, the Company’s Energy Marketing segment had fair value hedges covering approximately 24.8 Bcf (24.3 Bcf of fixed price sales commitments and 0.5 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Nine Months Ended June 30, 2019 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Nine Months Ended June 30, 2019 (In Thousands)
Commodity Contracts	Operating Revenues	$(3,507)	$3,507
Commodity Contracts	Purchased Gas	$240	$(240)
		$(3,267)	$3,267

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with eighteen counterparties of which seventeen are in a net gain position. On average, the Company had $2.1 million of credit exposure per counterparty in a gain position at June 30, 2019. The maximum credit exposure per counterparty in a gain position at June 30, 2019 was $6.1 million. As of June 30, 2019, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

As of June 30, 2019, fifteen of the eighteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At June 30, 2019, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $27.3 million according to the Company’s internal model (discussed in Note 3 — Fair Value Measurements).  At June 30, 2019, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $0.2 million according to the Company's internal model. For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at June 30, 2019.

For its exchange traded futures contracts, the Company was required to post $6.8 million in hedging collateral deposits as of June 30, 2019. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 5 - Income Taxes

The effective tax rates for the quarters ended June 30, 2019 and June 30, 2018 were 24.9% and 23.3%, respectively. The increase in the effective tax rates was primarily the result of a one-time tax benefit recorded as part of an IRS settlement in fiscal 2018. The effective tax rates for the nine months ended June 30, 2019 and June 30, 2018 were 22.3% and negative 7.2%, respectively. The difference is a result of the impact of the one-time remeasurement of the deferred income tax liability under the 2017 Tax Reform Act.
On December 22, 2017, the 2017 Tax Reform Act was enacted. The 2017 Tax Reform Act included a reduction in the corporate federal income tax rate from 35% to a blended 24.5% for fiscal 2018 and 21% for fiscal 2019 and beyond. The Company’s accumulated deferred income taxes were remeasured based upon the new tax rates. For the non-rate regulated activities through the year ended September 30, 2018, the change in beginning of the year deferred income taxes of $103.5 million was recorded as a reduction to income tax expense. For the Company's rate regulated activities, the reduction in deferred income taxes of $336.7 million was recorded as a decrease to Recoverable Future Taxes of $65.7 million and an increase to Taxes Refundable to Customers of $271.0 million. The 2017 Tax Reform Act includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred income taxes will be determined by the federal and state regulatory agencies. For further discussion, refer to Note 10 — Regulatory Matters.
The 2017 Tax Reform Act also provides that the Company’s existing alternative minimum tax (AMT) credit carryovers are refundable, if not utilized to reduce tax, beginning in fiscal 2019. During fiscal 2018, the Department of Treasury indicated that a portion of the refundable AMT credit carryovers would be subject to sequestration. Accordingly, the Company recorded a $5.0 million valuation allowance related to this sequestration. During the quarter ended December 31, 2018, the Office of Management and Budget determined that these AMT refunds would not be subject to sequestration. As such, the Company has removed the valuation allowance. In addition, the Company reclassified the estimated fiscal 2019 refund, approximately $42.5 million, from Deferred Income Taxes to Other Assets.

Note 6 - Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at April 1, 2019	86,301	$86,301	$821,837	$1,236,657	$(54,286)
Net Income Available for Common Stock				63,753
Dividends Declared on Common Stock ($0.435 Per Share)				(37,543)
Other Comprehensive Income, Net of Tax					21,620
Share-Based Payment Expense (1)			5,054
Common Stock Issued Under Stock and Benefit Plans	6	6	352
Balance at June 30, 2019	86,307	$86,307	$827,243	$1,262,867	$(32,666)

Balance at October 1, 2018	85,957	$85,957	$820,223	$1,098,900	$(67,750)
Net Income Available for Common Stock				257,009
Dividends Declared on Common Stock ($1.285 Per Share)				(110,885)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities				7,437
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects				10,406
Other Comprehensive Income, Net of Tax					35,084
Share-Based Payment Expense (1)			15,008
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	350	350	(7,988)
Balance at June 30, 2019	86,307	$86,307	$827,243	$1,262,867	$(32,666)

Balance at April 1, 2018	85,882	$85,882	$810,126	$1,070,939	$(47,760)
Net Income Available for Common Stock				63,025
Dividends Declared on Common Stock ($0.425 Per Share)				(36,526)
Other Comprehensive Loss, Net of Tax					(24,636)
Share-Based Payment Expense (1)			3,558
Common Stock Issued Under Stock and Benefit Plans	62	62	2,711
Balance at June 30, 2018	85,944	$85,944	$816,395	$1,097,438	$(72,396)

Balance at October 1, 2017	85,543	$85,543	$796,646	$851,669	$(30,123)
Net Income Available for Common Stock				353,527
Dividends Declared on Common Stock ($1.255 Per Share)				(107,758)
Other Comprehensive Loss, Net of Tax					(42,273)
Share-Based Payment Expense (1)			10,632
Common Stock Issued Under Stock and Benefit Plans	401	401	9,117
Balance at June 30, 2018	85,944	$85,944	$816,395	$1,097,438	$(72,396)

(1)
Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the nine months ended June 30, 2019, the Company issued 126,879 original issue shares of common stock as a result of SARs exercises, 79,654 original issue shares of common stock for restricted stock units that vested and 281,882 original issue shares of common stock for performance shares that vested.  The Company also issued 20,501 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the nine months ended June 30, 2019.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the nine months ended June 30, 2019, 159,137 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.  None of the Company's long-term debt as of June 30, 2019 and September 30, 2018 had a maturity date within the following twelve-month period.

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

At June 30, 2019, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $7.1 million, which includes a $3.9 million estimated minimum liability to remediate a former manufactured gas plant site located in New York.  In March 2018, the NYDEC issued a Record of Decision for this New York site and the minimum liability reflects the remedy selected in the Record of Decision. The Company's liability for such clean-up costs has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at June 30, 2019. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 3 years and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2018 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable).  When these items are not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2018 Form 10-K.  A listing of segment assets at June 30, 2019 and September 30, 2018 is shown in the tables below.

Quarter Ended June 30, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$158,875	$46,024	$—	$129,977	$21,335	$356,211	$854	$135	$357,200
Intersegment Revenues	$—	$22,943	$32,875	$2,944	$681	$59,443	$—	$(59,443)	$—
Segment Profit: Net Income (Loss)	$26,512	$15,792	$14,638	$7,362	$(1,441)	$62,863	$(3)	$893	$63,753

Nine Months Ended June 30, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$467,853	$148,663	$2	$648,624	$132,435	$1,397,577	$2,170	$244	$1,399,991
Intersegment Revenues	$—	$69,712	$91,931	$9,984	$1,056	$172,683	$—	$(172,683)	$—
Segment Profit: Net Income (Loss)	$86,599	$58,643	$41,511	$68,600	$(1,198)	$254,155	$252	$2,602	$257,009

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At June 30, 2019	$1,847,706	$1,894,824	$555,185	$1,967,123	$45,736	$6,310,574	$78,528	$(52,855)	$6,336,247
At September 30, 2018	$1,568,563	$1,848,180	$533,608	$1,921,971	$50,971	$5,923,293	$78,109	$35,084	$6,036,486

Quarter Ended June 30, 2018 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$135,828	$51,363	$(31)	$128,628	$25,460	$341,248	$1,496	$168	$342,912
Intersegment Revenues	$—	$22,496	$27,908	$3,519	$512	$54,435	$—	$(54,435)	$—
Segment Profit: Net Income (Loss)	$27,817	$20,723	$11,566	$3,930	$(190)	$63,846	$297	$(1,118)	$63,025

Nine Months Ended June 30, 2018 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$421,381	$158,387	$41	$599,495	$119,739	$1,299,043	$3,824	$606	$1,303,473
Intersegment Revenues	$—	$67,524	$79,404	$11,401	$589	$158,918	$—	$(158,918)	$—
Segment Profit: Net Income (Loss)	$161,052	$81,909	$68,736	$58,283	$1,434	$371,414	$(214)	$(17,673)	$353,527

Note 9 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018

Service Cost	$2,120	$2,480	$380	$458
Interest Cost	9,594	8,252	4,286	3,700
Expected Return on Plan Assets	(15,591)	(15,429)	(7,539)	(7,871)
Amortization of Prior Service Cost (Credit)	206	235	(107)	(107)
Amortization of Losses	8,024	9,301	1,490	2,639
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(113)	712	3,757	3,386

Net Periodic Benefit Cost	$4,240	$5,551	$2,267	$2,205

	Retirement Plan		Other Post-Retirement Benefits
Nine Months Ended June 30,	2019	2018	2019	2018

Service Cost	$6,362	$7,441	$1,140	$1,373
Interest Cost	28,783	24,754	12,858	11,101
Expected Return on Plan Assets	(46,775)	(46,286)	(22,618)	(23,612)
Amortization of Prior Service Cost (Credit)	619	703	(321)	(322)
Amortization of Losses	24,072	27,904	4,471	7,918
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	5,490	8,926	14,294	13,243

Net Periodic Benefit Cost	$18,551	$23,442	$9,824	$9,701

(1)
The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions.    During the nine months ended June 30, 2019, the Company contributed $29.2 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.7 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2019, the Company may contribute up to $5.0 million to the Retirement Plan and the Company expects to contribute approximately $0.2 million to its VEBA trusts.

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

FERC Jurisdiction

Supply Corporation filed a Section 4 rate case on July 31, 2019 proposing rate increases to be effective September 1, 2019. The proposed rates reflect an annual cost of service of $295.4 million, a rate base of $970.8 million and a proposed cost of equity of 15%. The proposed rate increases are expected to be suspended, with an effective date of February 1, 2020, subject to refund. If the proposed rate increases finally approved at the end of the proceeding exceed the rates that were in effect at July 31, 2019, but are less than rates put into effect subject to refund on February 1, 2020, Supply Corporation would be required to refund the difference between the rates collected subject to refund and the final approved rates, with interest at the FERC-approved rate. If the rates approved at the end of the proceeding are lower than the rates in effect at July 31, 2019, such lower rates will become effective prospectively from the date of the applicable FERC order, and refunds with interest will be limited to the difference between the rates collected subject to refund and the rates in effect at July 31, 2019. In response to the FERC’s July 2018 Final Rule in RM18-11-000, et. al (Order No. 849), on December 6, 2018, Supply Corporation filed its Form 501-G, which addresses the impact of the 2017 Tax Reform Act, and advised the Commission that it would make a Section 4 rate filing no later than July 31, 2019, which it has done, thereby obviating the need for FERC to take any further action. Refer to Note 5 - Income Taxes for further discussion of the 2017 Tax Reform Act.

Empire filed a Section 4 rate case on June 29, 2018, proposing rate increases to be effective August 1, 2018. Empire and its customers reached a settlement in principle in December 2018, and Empire’s subsequent motion to put in place those interim settlement rates, effective January 1, 2019, was approved by FERC’s Chief Administrative Law Judge on December 31, 2018. The settlement was approved May 3, 2019. The “black box” settlement provides for new, system-wide rates, and which, based on current contracts, is estimated to increase Empire’s revenues on a yearly basis by approximately $4.6 million. The settlement also provides new depreciation rates and a tiered transportation revenue sharing mechanism, beginning with Empire sharing 35% of transportation only revenues (net of certain excluded items) over $64.4 million up to Empire sharing 55% of those revenues over $68.4 million. Empire has also committed to undertake certain improvements to its electronic bulletin board and will convene regular customer meetings to address these and other improvements. Under the settlement, Empire and the other parties may not file to change rates until March 31, 2021, except that Empire may make a filing (to be effective November 1, 2020) under limited circumstances for contract changes with a large customer. Empire must file a Section 4 rate case no later than May 1, 2025.

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

The Company continues to pursue development projects to expand its Pipeline and Storage segment. One project on Empire’s system, referred to as the Empire North Project, would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line. Project construction is under way. The Empire North Project has a projected in-service date in the second half of fiscal 2020 and an estimated cost of approximately $142 million. Another project on Supply Corporation’s system, referred to as the FM100 Project, will upgrade 1950’s era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity on Supply Corporation’s system in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County, Pennsylvania to the Transcontinental Gas Pipe Line Company, LLC system at Leidy, Pennsylvania. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. These and other projects are discussed in more detail in the Capital Resources and Liquidity section that follows.

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

From a rate perspective, Supply Corporation filed a Section 4 rate case on July 31, 2019 and Empire reached a settlement in principle with its customers in December 2018 with regard to Empire's Section 4 rate case. The Empire settlement was approved on May 3, 2019. Empire received permission to implement the new rates effective January 1, 2019. This resulted in $1.2 million and $2.3 million of additional revenue during the quarter and nine months ended June 30, 2019, respectively. Based on current contracts, the settlement is estimated to increase Empire's revenues on a yearly basis by approximately $4.6 million. For further discussion of Supply Corporation and Empire rate matters, refer to Rate and Regulatory Matters below.

From a legislation perspective, in July 2019, New York State enacted legislation known as the Climate Leadership & Community Protection Act (CLCPA). This climate legislation mandates reduced greenhouse gas emissions to 60% of 1990 levels by 2030, and 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The legislation also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% by 2040. In the near-term, the CLCPA establishes a series of working groups to study how the state will achieve the aggressive emission reduction targets. It remains to be seen how state agencies will design and implement the actual mechanisms for achieving the CLCPA's ambitious goals.

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

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At June 30, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $566.8 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended June 30, 2019, based on posted Midway Sunset prices, was $64.69 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended June 30, 2019, based on the quoted Henry Hub spot price for natural gas, was $3.02 per MMBtu.  (Note – because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for the twelve months ended June 30, 2019. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.) The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amounts the ceiling would have exceeded the book value of the Company's oil and gas properties at June 30, 2019 if natural gas prices were $0.25 per MMBtu lower than the average prices used at June 30, 2019, if crude oil prices were $5 per Bbl lower than the average prices used at June 30, 2019, and if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at June 30, 2019 (all amounts are presented after-tax). In all cases, these price decreases would not have resulted in an impairment charge. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices
Excess of Ceiling over Book Value under Sensitivity Analysis	$336.9	$533.3	$303.3

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

RESULTS OF OPERATIONS

Earnings

The Company's earnings were $63.8 million for the quarter ended June 30, 2019 compared to earnings of $63.0 million for the quarter ended June 30, 2018.  The increase in earnings of $0.8 million is primarily a result of higher earnings in the Utility segment, Gathering segment and Corporate category. Lower earnings in the Pipeline and Storage segment and Exploration and Production segment, as well as losses in the Energy Marketing segment and All Other category, partially offset these increases.

The Company's earnings were $257.0 million for the nine months ended June 30, 2019 compared to earnings of $353.5 million for the nine months ended June 30, 2018.  The decrease in earnings of $96.5 million is primarily a result of a decrease in favorable remeasurements of accumulated deferred income taxes of $5.0 million and $107.0 million recorded during the nine months ended June 30, 2019 and nine months ended June 30, 2018, respectively, as a result of the 2017 Tax Reform Act, as discussed above. Excluding these remeasurements, earnings were up $5.5 million year over year.  Additional discussion of earnings in each of the business segments, including the impact of the 2017 Tax Reform Act, can be found in the business segment information that follows.  Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Exploration and Production	$26,512	$27,817	$(1,305)	$86,599	$161,052	$(74,453)
Pipeline and Storage	15,792	20,723	(4,931)	58,643	81,909	(23,266)
Gathering	14,638	11,566	3,072	41,511	68,736	(27,225)
Utility	7,362	3,930	3,432	68,600	58,283	10,317
Energy Marketing	(1,441)	(190)	(1,251)	(1,198)	1,434	(2,632)
Total Reportable Segments	62,863	63,846	(983)	254,155	371,414	(117,259)
All Other	(3)	297	(300)	252	(214)	466
Corporate	893	(1,118)	2,011	2,602	(17,673)	20,275
Total Consolidated	$63,753	$63,025	$728	$257,009	$353,527	$(96,518)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gas (after Hedging)	$120,735	$99,621	$21,114	$357,447	$303,732	$53,715
Oil (after Hedging)	36,238	35,312	926	105,921	114,190	(8,269)
Gas Processing Plant	731	957	(226)	2,676	3,095	(419)
Other	1,171	(62)	1,233	1,809	364	1,445
	$158,875	$135,828	$23,047	$467,853	$421,381	$46,472

Production Volumes

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gas Production (MMcf)
Appalachia	50,766	40,444	10,322	140,954	117,261	23,693
West Coast	494	526	(32)	1,483	1,896	(413)
Total Production	51,260	40,970	10,290	142,437	119,157	23,280

Oil Production (Mbbl)
Appalachia	1	1	—	2	3	(1)
West Coast	575	600	(25)	1,710	1,934	(224)
Total Production	576	601	(25)	1,712	1,937	(225)

Average Prices

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.21	$2.30	$(0.09)	$2.58	$2.37	$0.21
West Coast	$3.84	$4.41	$(0.57)	$5.55	$4.62	$0.93
Weighted Average	$2.22	$2.32	$(0.10)	$2.61	$2.40	$0.21
Weighted Average After Hedging	$2.36	$2.43	$(0.07)	$2.51	$2.55	$(0.04)

Average Oil Price/Bbl
Appalachia	$55.45	$64.37	$(8.92)	$55.80	$55.06	$0.74
West Coast	$67.43	$71.53	$(4.10)	$65.01	$64.69	$0.32
Weighted Average	$67.41	$71.52	$(4.11)	$65.00	$64.68	$0.32
Weighted Average After Hedging	$62.92	$58.74	$4.18	$61.88	$58.96	$2.92

2019 Compared with 2018

Operating revenues for the Exploration and Production segment increased $23.0 million for the quarter ended June 30, 2019 as compared with the quarter ended June 30, 2018. Gas production revenue after hedging increased $21.1 million primarily due to a 10.3 Bcf increase in gas production partially offset by a $0.07 per Mcf decrease in the weighted average price of gas after hedging. The increase in gas production was largely due to new Marcellus and Utica wells completed and connected to sales in the Western and Eastern Development Areas in the Appalachian region during the quarter ended June 30, 2019 as compared with the quarter ended June 30, 2018. Seneca added a third rig in the Appalachian region in May 2018, which contributed to the increase in production. Oil production revenue after hedging increased $0.9 million primarily due to a $4.18 per Bbl increase in the weighted average price of oil after hedging partially offset by a 25 Mbbl decrease in crude oil production. In addition, other revenue increased $1.2 million primarily due to the impact of mark-to-market adjustments related to ineffectiveness on oil hedges.

Operating revenues for the Exploration and Production segment increased $46.5 million for the nine months ended June 30, 2019 as compared with the nine months ended June 30, 2018. Gas production revenue after hedging increased $53.7 million due to a 23.3 Bcf increase in gas production partially offset by a $0.04 per Mcf decrease in the weighted average price of gas after hedging. The increase in gas production was largely due to new Marcellus and Utica wells completed and connected to sales in the Western and Eastern Development Areas in the Appalachian region during the nine months ended June 30, 2019 as compared with the nine months ended June 30, 2018. In addition, other revenue increased $1.4 million primarily due to the impact of mark-to-market adjustments related to ineffectiveness on oil hedges. These increases to operating revenues were partially offset by a decrease in oil production revenue after hedging of $8.3 million. The decrease in oil production revenue was primarily due to a 225 Mbbl decrease in crude oil production partially offset by a $2.92 per Bbl increase in the weighted average price of oil after hedging. The decrease in crude oil production was largely due to lower production in the West Coast region as a result of the sale of Seneca’s Sespe properties in May 2018.

The Exploration and Production segment's earnings for the quarter ended June 30, 2019 were $26.5 million, a decrease of $1.3 million when compared with earnings of $27.8 million for the quarter ended June 30, 2018.  The decrease in earnings was due to the lower crude oil production ($1.1 million), lower natural gas prices after hedging ($3.0 million), higher depletion expense ($6.6 million), higher production expenses ($7.6 million), higher interest expense ($0.5 million), and a higher effective tax rate ($3.3 million). The increase in depletion expense, which is computed using the units of production method, was primarily due to the increase in production coupled with a $0.03 per Mcfe increase in the depletion rate.The increase in production expenses was primarily due to increased gathering and transportation costs in the Appalachian region coupled with increased well workover costs in the West Coast region. The increase in the effective tax rate was primarily due to higher state income taxes and the non-recurrence of a tax benefit realized in the quarter ended June 30, 2018 related to the blended 24.5% tax rate impact on temporary differences, which were partially offset by the reduction in the Company’s federal statutory rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019. These factors, which decreased earnings during the quarter ended June 30, 2019, were partially offset by higher natural gas production ($18.9 million), higher crude oil prices after hedging ($1.8 million), and the impact of mark-to-market adjustments related to hedging ineffectiveness ($1.1 million).

The Exploration and Production segment's earnings for the nine months ended June 30, 2019 were $86.6 million, a decrease of $74.5 million when compared with earnings of $161.1 million for the nine months ended June 30, 2018.  The decrease in earnings was primarily attributable to the impact of the 2017 Tax Reform Act, which resulted in a remeasurement of the segment’s accumulated deferred income taxes that lowered income tax expense during the nine months ended June 30, 2018 ($76.5 million). A removal of a valuation allowance related to the 2017 Tax Reform Act during the nine months ended June 30, 2019 resulted in an adjustment to the remeasurement of the segment’s accumulated deferred income taxes and lowered income tax expense ($1.0 million). The reduction in the Company’s federal statutory rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019 lowered income tax expense on current period earnings ($3.6 million), which was more than offset by the non-recurrence of a tax benefit realized in the nine months ended June 30, 2018 related to the blended tax rate impact on temporary differences ($6.3 million) coupled with higher state income taxes ($0.5 million).

Additionally, earnings decreased due to lower natural gas prices after hedging ($4.2 million), lower crude oil production ($10.0 million), higher depletion expense ($15.1 million), higher production expenses ($11.4 million), higher other operating expenses ($1.6 million), higher other taxes ($2.1 million), and higher interest expense ($0.4 million). The increase in depletion expense was primarily due to the increase in production coupled with a $0.03 per Mcfe increase in the depletion rate. The increase in production expenses was primarily due to increased gathering and transportation costs in the Appalachian region coupled with increased well workover and steam fuel costs in the West Coast region, partially offset by the aforementioned sale of Seneca’s Sespe properties in May 2018 and lower compression costs following the sale of compressor units to Midstream Company in March 2018. The increase in other operating expenses was largely due to an increase in personnel and compensation costs. The increase in other taxes was primarily due to a higher Pennsylvania impact fee as a result of additional wells drilled and a higher average natural gas price for calendar 2018, which is the basis for the impact fee determination. These factors, which decreased earnings during the nine months ended June 30, 2019, were partially offset by higher natural gas production ($44.8 million) and higher crude oil prices after hedging ($3.8 million).
Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Firm Transportation	$49,744	$54,227	$(4,483)	$157,322	$168,546	$(11,224)
Interruptible Transportation	257	380	(123)	1,054	1,108	(54)
	50,001	54,607	(4,606)	158,376	169,654	(11,278)
Firm Storage Service	18,597	18,951	(354)	56,884	55,316	1,568
Interruptible Storage Service	1	3	(2)	3	23	(20)
Other	368	298	70	3,112	918	2,194
	$68,967	$73,859	$(4,892)	$218,375	$225,911	$(7,536)

Pipeline and Storage Throughput

	Three Months Ended June 30,			Nine Months Ended June 30,
(MMcf)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Firm Transportation	158,739	177,071	(18,332)	550,262	583,452	(33,190)
Interruptible Transportation	309	1,107	(798)	1,974	3,153	(1,179)
	159,048	178,178	(19,130)	552,236	586,605	(34,369)

2019 Compared with 2018

Operating revenues for the Pipeline and Storage segment decreased $4.9 million for the quarter ended June 30, 2019 as compared with the quarter ended June 30, 2018.  The decrease in operating revenues was primarily due to a decrease in transportation revenues of $4.6 million. The decrease in transportation revenues was primarily attributable to an Empire system transportation contract termination in December 2018 combined with a decline in demand charges for Supply Corporation's transportation services as a result of contract terminations. Partially offsetting these decreases was an increase in transportation revenues due to an increase in Empire's rates efffective January 1, 2019 in accordance with Empire's rate case settlement, which was approved by the FERC on May 3, 2019.

Operating revenues for the Pipeline and Storage segment decreased $7.5 million for the nine months ended June 30, 2019 as compared with the nine months ended June 30, 2018.  The decrease in operating revenues was primarily due to a decrease in transportation revenues of $11.3 million attributable to an Empire system transportation contract termination in December 2018 combined with a decline in demand charges for Supply Corporation's transportation services as a result of contract terminations, partly offset by an increase in transportation revenues due to an increase in Empire's rates effective January 1, 2019 related to the rate case settlement mentioned above. For the remainder of fiscal 2019, the Pipeline and Storage segment expects transportation revenues to be negatively impacted in an amount up to approximately $3.7 million as a result of the Empire system transportation contract termination mentioned above. The contract was not renewed due to a change in market dynamics. Partially offsetting these decreases was an increase in storage revenues of $1.6 million combined with an increase in other revenues of $2.2 million. The increase in storage revenues was due to reservation charges for storage service from new storage contracts as a result of Supply Corporation's acquisition of the remaining interest in a jointly owned storage field in the third quarter of fiscal 2018. The increase in other revenues was due to proceeds received by Supply Corporation in the first quarter of fiscal 2019 related to a contract termination as a result of a shipper's bankruptcy.

Transportation volume for the quarter ended June 30, 2019 decreased by 19.1 Bcf from the prior year's quarter. For the nine months ended June 30, 2019, transportation volume decreased by 34.4 Bcf from the prior year's nine-month period ended June 30, 2018. The decrease in transportation volume for the quarter and nine-month period primarily reflects a reduction in capacity utilization by certain contract shippers combined with contract terminations. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

The Pipeline and Storage segment’s earnings for the quarter ended June 30, 2019 were $15.8 million, a decrease of $4.9 million when compared with earnings of $20.7 million for the quarter ended June 30, 2018.  The decrease in earnings was primarily due to the earnings impact of lower operating revenues of $3.7 million, as discussed above, combined with higher operating expenses ($2.6 million). The increase in operating expenses primarily reflects an increase in pipeline integrity program expenses and increased personnel costs. These earnings decreases were slightly offset by the current period earnings impact of the change in the federal tax rate from a blended rate of 24.5% in fiscal 2018 to 21% for fiscal 2019 ($0.6 million) combined with a decrease in interest expense ($0.3 million). The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Pipeline and Storage segment.

The Pipeline and Storage segment’s earnings for the nine months ended June 30, 2019 were $58.6 million, a decrease of $23.3 million when compared with earnings of $81.9 million for the nine months ended June 30, 2018.  The decrease in earnings was primarily due to higher income tax expense ($10.0 million) combined with higher operating expenses ($8.0 million), the earnings impact of lower operating revenues of $5.7 million, as discussed above, an increase in depreciation expense ($0.9 million) and an increase in property taxes ($0.9 million). Income tax expense was higher due to the remeasurement of accumulated deferred income taxes in the quarter ended December 31, 2017 as a result of the 2017 Tax Reform Act, recorded as a $14.1 million reduction to income tax expense in the prior year, which did not recur in the nine months ended June 30, 2019. Partially offsetting this income tax increase was the current period earnings impact of the change in the federal tax rate from a blended rate of 24.5% in fiscal 2018 to 21% for fiscal 2019 ($2.2 million) combined with lower income tax expense ($1.9 million) primarily due to permanent differences related to stock awards during the quarter ended December 31, 2018. The increase in operating expenses primarily reflects an increase in compressor station costs, including overhaul costs, as well as pipeline integrity program expenses, increased personnel costs and a reversal of reserves for preliminary project costs recorded in the quarter ended December 31, 2017 that did not recur. The increase in depreciation expense was due to incremental depreciation expense related to projects that were placed in service within the last year. The increase in property taxes was due to higher town, county and school taxes due to an increase in assessed values from new projects placed in service. These earnings decreases were slightly offset by a decrease in interest expense ($1.1 million) and an increase in other income ($1.6 million). The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Pipeline and Storage segment. The increase in other income was a result of higher non-service pension and post-retirement benefit income.

Gathering

Gathering Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gathering	$32,875	$27,908	$4,967	$91,931	$79,404	$12,527
Processing and Other Revenues	—	(31)	31	2	41	(39)
	$32,875	$27,877	$4,998	$91,933	$79,445	$12,488

Gathering Volume

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gathered Volume - (MMcf)	60,745	51,392	9,353	169,590	145,928	23,662

2019 Compared with 2018

Operating revenues for the Gathering segment increased $5.0 million for the quarter ended June 30, 2019 as compared with the quarter ended June 30, 2018. The increase was primarily due to a 9.4 Bcf net increase in gathered volume resulting from a 4.9 Bcf, 3.6 Bcf and 2.6 Bcf increase in volume on Midstream Company's Wellsboro, Clermont and Trout Run gathering systems, respectively, offset by a 1.7 Bcf decline on the Covington gathering system. The 9.4 Bcf net increase in gathered volumes can be attributed to the increase in Seneca's gas production quarter over quarter.

Operating revenues for the Gathering segment increased $12.5 million for the nine months ended June 30, 2019 as compared with the nine months ended June 30, 2018, which was driven by a 23.7 Bcf increase in gathered volume. Midstream Company experienced an 11.7 Bcf increase in gathered volume at its Clermont gathering system, an 8.6 Bcf increase in gathered volume at its Trout Run gathering system and a 6.0 Bcf increase in gathered volume at its Wellsboro gathering system. These increases were partially offset by a 2.2 Bcf decrease in gathered volume on the Covington gathering system and a 0.4 Bcf decrease in gathered volume collectively from the Mt. Jewett, Owl's Nest and Tionesta gathering systems, which were sold on February 1, 2018. The 23.7 Bcf net increase in gathered volume can be attributed to the increase in Seneca's gas production for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.

The Gathering segment’s earnings for the quarter ended June 30, 2019 were $14.6 million, an increase of $3.0 million when compared with earnings of $11.6 million for the quarter ended June 30, 2018.  The increase in earnings was mainly due to the impact of higher gathering revenues ($3.8 million) and the impact of the 2017 Tax Reform Act, which reduced the Company’s federal statutory rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019 and lowered income tax expense on current quarter earnings ($0.8 million). These earnings increases were partially offset by higher depreciation expense ($0.8 million), driven mostly by an impairment recorded during the quarter ended June 30, 2019 relating to Midstream Company’s minority ownership in a non-operated gas processing facility, and other items that increased Midstream Company’s effective tax rate during the quarter ($0.8 million).

The Gathering segment’s earnings for the nine months ended June 30, 2019 were $41.5 million, a decrease of $27.2 million when compared with earnings of $68.7 million for the nine months ended June 30, 2018.  The decrease in earnings was primarily attributable to the impact of the 2017 Tax Reform Act passed in the prior year, which resulted in a remeasurement of the segment’s accumulated deferred taxes that lowered income tax expense during the nine months ended June 30, 2018 ($34.5 million). This earnings impact was partially offset by the positive impacts of the Company’s lower federal statutory rate on current period earnings ($2.0 million) and the removal of a valuation allowance on the segment’s accumulated deferred income taxes during the nine months ended June 30, 2019, that also lowered current year-to-date income tax expense ($0.5 million). Additionally, earnings decreased due to higher operating expenses ($1.7 million), higher depreciation expense ($1.6 million) and other items that increased Midstream Company’s effective income tax rate ($1.4 million). The increase in operating expenses was largely due to the completion of compressor unit overhauls on Clermont gathering system compressor stations during the current year and higher costs related to the operation of compressor units on the Covington gathering system that were acquired from Seneca in March 2018. The increase in depreciation expense was due to higher plant balances at the Covington, Trout Run and Clermont gathering systems and an impairment recorded during the current fiscal year relating to Midstream Company’s minority ownership in a non-operated gas processing facility. These earnings decreases were partially offset by the impact of higher gathering revenues ($9.5 million).
Utility

Utility Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Retail Sales Revenues:
Residential	$96,297	$93,560	$2,737	$489,691	$435,388	$54,303
Commercial	11,892	10,809	1,083	67,315	61,119	6,196
Industrial	1,024	890	134	4,384	3,590	794
	109,213	105,259	3,954	561,390	500,097	61,293
Transportation	23,547	25,070	(1,523)	105,880	113,224	(7,344)
Off-System Sales	—	—	—	—	359	(359)
Other	161	1,818	(1,657)	(8,662)	(2,784)	(5,878)
	$132,921	$132,147	$774	$658,608	$610,896	$47,712

Utility Throughput

	Three Months Ended June 30,			Nine Months Ended June 30,
(MMcf)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Retail Sales:
Residential	9,895	10,052	(157)	60,581	56,468	4,113
Commercial	1,441	1,525	(84)	8,999	8,621	378
Industrial	151	128	23	639	559	80
	11,487	11,705	(218)	70,219	65,648	4,571
Transportation	14,716	15,348	(632)	65,914	66,398	(484)
Off-System Sales	—	—	—	—	141	(141)
	26,203	27,053	(850)	136,133	132,187	3,946

Degree Days

Three Months Ended June 30,				Percent Colder (Warmer) Than
	Normal	2019	2018	Normal(1)	Prior Year(1)
Buffalo	912	957	873	4.9%	9.6%
Erie	871	773	825	(11.3)%	(6.3)%
Nine Months Ended June 30,
Buffalo	6,455	6,654	6,308	3.1%	5.5%
Erie	6,023	5,899	5,929	(2.1)%	(0.5)%

(1)	Percents compare actual 2019 degree days to normal degree days and actual 2019 degree days to actual 2018 degree days.

2019 Compared with 2018

Operating revenues for the Utility segment increased $0.8 million for the quarter ended June 30, 2019 as compared with the quarter ended June 30, 2018.  The increase primarily resulted from a $4.0 million increase in retail gas sales revenue. The increase in retail gas sales revenue was largely due to an increase in retail accounts due mostly to transportation customer migration, and $1.4 million of revenues related to the system modernization tracker that commenced during the current fiscal year in the segment's New York service territory. The tracker, which was approved by the NYPSC, is designed to recover increased investment in utility system modernization. These increases were partially offset by a $1.5 million decrease in transportation revenues and a $1.7 million decrease in other revenues. The decline in transportation revenues was primarily due to the migration of residential customers from transportation sales to retail. The decrease in other revenues was largely due to a larger refund provision recorded during the quarter ended June 30, 2019 to refund the net effect of the reduction in the federal income tax rate resulting from the 2017 Tax Reform Act to the Utility segment’s customers in accordance with NYPSC and PaPUC regulatory orders.

Operating revenues for the Utility segment increased $47.7 million for the nine months ended June 30, 2019 as compared with the nine months ended June 30, 2018.  The increase primarily resulted from a $61.3 million increase in retail gas sales revenue. The increase in retail gas sales revenue was largely a result of an increase in the cost of gas sold (per Mcf), higher throughput (due primarily to impacts of higher usage and an increase in retail accounts from transportation customer migration), and $3.4 million of revenues related to the aforementioned system modernization tracker. The increase in operating revenues was partially offset by a $7.3 million decrease in transportation revenues, a $5.9 million decrease in other revenues and a $0.4 million decrease in off-system sales. The decrease in transportation revenues was primarily due to the migration of residential customers from transportation sales to retail. The decrease in other revenues was largely due to a larger estimated refund provision recorded during the nine months ended June 30, 2019 for the current income tax benefits resulting from the 2017 Tax Reform Act.

The Utility segment’s earnings for the quarter ended June 30, 2019 were $7.4 million, an increase of $3.5 million when compared with earnings of $3.9 million for the quarter ended June 30, 2018. The increase in earnings was largely attributable to the impacts of usage and weather on customer margins ($1.4 million), the system modernization tracker revenues discussed above ($1.0 million), the impact of regulatory adjustments on customer margins ($1.1 million), lower interest expense ($0.6 million) and a lower effective tax rate ($0.5 million). The decrease in interest expense was largely due to lower interest rates on intercompany long-term borrowings resulting from the Company’s early redemption of 8.75% notes that were set to mature in May 2019.

The 2017 Tax Reform Act lowered the Company’s statutory federal income tax rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019, which contributed to the lower effective tax rate quarter over quarter. In accordance with NYPSC and PaPUC regulatory orders, the Utility segment has been recording a refund provision to return the net effect of the lower income tax rate to the segment’s customers. The estimated refund provision recorded for the quarter ended June 30, 2019 was $1.8 million higher than the refund provision recorded for the quarter ended June 30, 2018, reducing current quarter earnings by $1.4 million.

The Utility segment’s earnings for the nine months ended June 30, 2019 were $68.6 million, an increase of $10.3 million when compared with earnings of $58.3 million for the nine months ended June 30, 2018. The increase in earnings was largely attributable to the impacts of higher usage and weather on customer margins ($3.7 million), the system modernization tracker revenues discussed above ($2.6 million), the impact of regulatory adjustments on customer margins ($1.2 million), lower other deductions ($2.4 million), lower interest expense due largely to lower interest rates on intercompany long-term borrowing as discussed above ($1.7 million), and the impact of lower income tax expense primarily related to the 2017 Tax Reform Act as discussed above ($3.0 million). The increase in earnings related to other deductions was a result of an increase in unrealized gains on other investments and lower non-service pension and post-retirement benefit costs. These increases in earnings were partially offset by an increase in the refund provision related to the 2017 Tax Reform Act ($3.8 million).

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Natural Gas (after Hedging)	$22,011	$25,970	$(3,959)	$133,476	$120,289	$13,187
Other	5	2	3	15	39	(24)
	$22,016	$25,972	$(3,956)	$133,491	$120,328	$13,163

Energy Marketing Volume

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Natural Gas – (MMcf)	7,429	8,322	(893)	36,039	36,413	(374)

2019 Compared with 2018

Operating revenues for the Energy Marketing segment decreased $4.0 million for the quarter ended June 30, 2019 as compared with the quarter ended June 30, 2018. This decrease primarily reflects a decrease in gas sales revenue due to a lower average price of natural gas period over period. A decrease in volume sold to retail customers also slightly contributed to the decline in operating revenues.

Operating revenues for the Energy Marketing segment increased $13.2 million for the nine months ended June 30, 2019 as compared with the nine months ended June 30, 2018. The increase reflects an increase in gas sales revenue due to a higher average price of natural gas period over period, partially offset by a slight decline in volume sold to retail customers.

The Energy Marketing segment recorded a loss of $1.4 million for the quarter ended June 30, 2019, which was $1.2 million higher than the loss of $0.2 million recorded for the quarter ended June 30, 2018. The higher loss was primarily attributable to lower margin of $1.3 million, which reflects a decline in average margin per Mcf primarily due to stronger natural gas prices at local purchase points relative to NYMEX-based sales contracts. A decline in the benefit the Energy Marketing segment realized from its contracts for storage capacity also contributed to the decline in average margin per Mcf.

The Energy Marketing segment recorded a loss for the nine months ended June 30, 2019 of $1.2 million, a decrease of $2.6 million when compared with earnings of $1.4 million for the nine months ended June 30, 2018. This decrease was primarily attributable to lower margin of $3.4 million. The decrease in margin largely reflects a decline in average margin per Mcf primarily due to a decline in the benefit the Energy Marketing segment realized from its contracts for storage capacity. Stronger natural gas prices at local purchase points relative to NYMEX-based sales contracts also contributed to the decline in margin. The earnings decrease was partially offset by lower income tax expense of $0.7 million. Income tax expense was lower primarily due to adjustments to remeasure accumulated deferred income taxes as a result of the 2017 Tax Reform Act.

Corporate and All Other

2019 Compared with 2018

Corporate and All Other operations had earnings of $0.9 million for the quarter ended June 30, 2019, an increase of $1.7 million when compared with a loss of $0.8 million for the quarter ended June 30, 2018. The increase in earnings was primarily attributable to lower interest expense ($0.6 million), lower income tax expense ($0.7 million) and the impact of unrealized gains on investments in equity securities ($1.1 million). Unrealized gains and losses on investments in equity securities are now recognized in earnings following the adoption of authoritative accounting guidance effective October 1, 2018. Unrealized gains and losses on these investments had previously been recorded as other comprehensive income. These increases in earnings were partially offset by lower operating revenues from the sale of standing timber by Seneca’s land and timber division ($0.5 million).

For the nine months ended June 30, 2019, Corporate and All Other operations had earnings of $2.9 million, an increase of $20.8 million when compared with a loss of $17.9 million for the nine months ended June 30, 2018. The increase in earnings is primarily attributable to the impact of the 2017 Tax Reform Act, which resulted in a remeasurement of accumulated deferred income taxes that increased income tax expense for the nine months ended June 30, 2018 ($17.8 million). During the nine months ended June 30, 2019, the removal of a valuation allowance related to the 2017 Tax Reform Act resulted in an adjustment to the remeasurement of the Corporate and All Other category's accumulated deferred income taxes and lowered current fiscal year-to-date income tax expense ($3.3 million). Lower interest expense ($1.2 million) and a lower effective tax rate ($0.6 million) also contributed to the earnings increase. These increases in earnings were partially offset by lower operating revenues from the sale of standing timber by Seneca's land and timber division ($1.2 million) and the impact of a net unrealized loss recognized on investments in equity securities for the nine months ended June 30, 2019 ($0.9 million).

Interest Expense on Long-Term Debt (amounts below are pre-tax amounts)

Interest on long-term debt decreased $1.9 million for the quarter ended June 30, 2019 as compared with the quarter ended June 30, 2018. For the nine months ended June 30, 2019, interest on long-term debt decreased $6.4 million as compared with the nine months ended June 30, 2018. These decreases are due to a decrease in the weighted average interest rate on long-term debt outstanding. The Company issued $300 million of 4.75% notes in August 2018 and repaid $250 million of 8.75% notes in September 2018.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary source of cash during the nine-month period ended June 30, 2019 consisted of cash provided by operating activities. The Company's primary sources of cash during the nine-month period ended June 30, 2018 consisted of cash provided by operating activities and net proceeds from the sale of oil and gas producing properties.

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

Net cash provided by operating activities totaled $570.6 million for the nine months ended June 30, 2019, an increase of $52.5 million compared with $518.1 million provided by operating activities for the nine months ended June 30, 2018. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Pipeline and Storage and Exploration and Production segments due to the receipt of federal tax refunds during the nine months ended June 30, 2019. During the nine months ended June 30, 2018, these segments experienced cash outflows for federal tax payments. While the Utility segment experienced a decrease in cash provided by operating activities due to the timing of gas cost recovery, this impact was partially offset by the receipt of federal tax refunds during the nine months ended June 30, 2019.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $578.1 million during the nine months ended June 30, 2019 and $403.2 million during the nine months ended June 30, 2018.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Nine Months Ended June 30,	2019		2018		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$391.7	(1)	$269.9	(2)	$121.8
Pipeline and Storage:
Capital Expenditures	88.1	(1)	53.4	(2)	34.7
Gathering:
Capital Expenditures	39.4	(1)	47.8	(2)	(8.4)
Utility:
Capital Expenditures	58.4	(1)	52.0	(2)	6.4
All Other:
Capital Expenditures	0.5		—		0.5
Eliminations	—		(19.9)		19.9
	$578.1		$403.2		$174.9

(1)
At June 30, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $51.0 million, $14.0 million, $8.3 million and $6.1 million, respectively, of non-cash capital expenditures. At September 30, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $51.3 million, $21.9 million, $6.1 million and $9.5 million, respectively, of non-cash capital expenditures.

(2)
At June 30, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $49.0 million, $10.9 million, $8.2 million and $3.3 million, respectively, of non-cash capital expenditures.  At September 30, 2017, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $36.5 million, $25.1 million, $3.9 million and $6.7 million, respectively, of non-cash capital expenditures.

Exploration and Production

The Exploration and Production segment capital expenditures for the nine months ended June 30, 2019 were primarily well drilling and completion expenditures and included approximately $365.6 million for the Appalachian region (including $160.4 million in the Marcellus Shale area and $194.3 million in the Utica Shale area) and $26.1 million for the West Coast region.  These amounts included approximately $210.6 million spent to develop proved undeveloped reserves.

The Exploration and Production segment capital expenditures for the nine months ended June 30, 2018 were primarily well drilling and completion expenditures and included approximately $250.5 million for the Appalachian region (including $186.3 million in the Marcellus Shale area and $56.0 million in the Utica Shale area) and $19.4 million for the West Coast region.  These amounts included approximately $132.8 million spent to develop proved undeveloped reserves.

Pipeline and Storage

The Pipeline and Storage segment capital expenditures for the nine months ended June 30, 2019 were primarily for additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for the nine months ended June 30, 2019 include expenditures related to Empire's Empire North Project ($11.5 million) and Supply Corporation's Line N to Monaca Project ($10.5 million), as discussed below.  The Pipeline and Storage capital expenditures for the nine months ended June 30, 2018 were partially for additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for the nine months ended June 30, 2018 include expenditures related to Supply Corporation's Line D Expansion Project ($14.3 million).

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

Supply Corporation and Empire are developing a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. On August 6, 2018, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order. The Company remains committed to the project. In light of these legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. The Company will update the $500 million preliminary cost estimate when there is further clarity on that date. As of June 30, 2019, approximately $57.1 million has been spent on the Northern Access project, including $22.9 million that has been spent to study the project, for which no reserve has been established. The remaining $34.2 million spent on the project has been capitalized as Construction Work in Progress.

Empire concluded an Open Season on November 18, 2015, and has designed a project that would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line (“Empire North Project”). This project is fully subscribed under long term agreements and received the FERC Section 7(c) certificate on March 7, 2019. Project construction is under way. The Empire North Project has a projected in-service date in the second half of fiscal 2020 and an estimated capital cost of approximately $142 million. As of June 30, 2019, approximately $30.7 million has been capitalized as Construction Work in Progress for this project, including $19.9 million of costs transferred from the Northern Access Project.

Supply Corporation has entered into a foundation shipper Precedent Agreement to provide incremental natural gas transportation services from Line N to the ethylene cracker facility being constructed by Shell Chemical Appalachia, LLC in Potter Township, Pennsylvania ("Line N to Monaca Project").  Supply Corporation has completed an Open Season for the project and has secured incremental firm transportation capacity commitments totaling 133,000 Dth per day on Line N and on the proposed pipeline extension of approximately 4.5 miles from Line N to the facility.  Supply Corporation filed a prior notice application with the FERC on March 23, 2018 and was authorized to pursue the project under its blanket certificate as of May 30, 2018. Project construction is under way. The proposed in-service date for this project is as early as late September 2019 at an estimated capital cost of approximately $24.5 million. As of June 30, 2019, approximately $12.7 million has been capitalized as Construction Work in Progress for this project.

Supply Corporation has developed its FM100 Project, which will upgrade 1950's era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. A precedent agreement has been executed by Supply Corporation and Transco whereby this additional capacity is expected to be leased by Transco and become part of a Transco expansion project ("Leidy South") that will create incremental transportation capacity to Transco Zone 6 markets. Seneca is the anchor shipper on Leidy South, providing Seneca with an outlet to premium markets for its Marcellus and Utica production from both the Clermont-Rich Valley and Trout Run-Gamble areas. Supply Corporation filed a Section 7(c) application with the FERC in July 2019. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. As of June 30, 2019, approximately $2.3 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at June 30, 2019.

Gathering

The majority of the Gathering segment capital expenditures for the nine months ended June 30, 2019 were for the continued buildout of Midstream Company’s Trout Run Gathering System, Clermont Gathering System and Wellsboro Gathering System, as discussed below.  The majority of the Gathering segment capital expenditures for the nine months ended June 30, 2018 were for the purchase of two compressor stations for Midstream Company's Covington Gathering System, as well as the continued buildout of the Trout Run Gathering System and the Clermont Gathering System.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Company, continues to develop an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The Clermont Gathering System was initially placed in service in July 2014. The current system consists of approximately 78 miles of backbone and in-field gathering pipelines. The total cost estimate for the continued buildout will be dependent on the nature and timing of Seneca's long-term plans. As of June 30, 2019, approximately $306.1 million has been spent on the Clermont Gathering System, including approximately $8.2 million spent during the nine months ended June 30, 2019, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at June 30, 2019.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Company, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 76 miles of backbone and in-field gathering pipelines, two compressor stations and a dehydration and metering station.  As of June 30, 2019, approximately $226.1 million has been spent on the Trout Run Gathering System, including approximately $19.4 million spent during the nine months ended June 30, 2019, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at June 30, 2019.

NFG Midstream Wellsboro, LLC, a wholly owned subsidiary of Midstream Company, continues to develop its Wellsboro Gathering System in Tioga County, Pennsylvania. The current system consists of approximately three miles of backbone and in-field gathering pipelines and a dehydration and metering station. As of June 30, 2019, the Company has spent approximately $19.6 million in costs related to this project, including approximately $10.1 million spent during the nine months ended June 30, 2019, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at June 30, 2019.

Utility

The majority of the Utility segment capital expenditures for the nine months ended June 30, 2019 and June 30, 2018 were made for main and service line improvements and replacements, as well as main extensions.

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

Financing Cash Flow

The Company did not have any consolidated short-term debt outstanding at June 30, 2019 or September 30, 2018. The maximum amount of short-term debt outstanding during the nine months ended June 30, 2019 was $5.0 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.
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
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $250 million. At June 30, 2019, the Company’s debt to capitalization ratio (as calculated under the facility) was .50. The constraints specified in the Credit Agreement would have permitted an additional $1.84 billion in short-term and/or long-term debt to be outstanding at June 30, 2019 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2019, the Company did not have any debt outstanding under the Credit Agreement.
None of the Company's long-term debt as of June 30, 2019 and September 30, 2018 had a maturity date within the following twelve-month period.
During the nine months ended June 30, 2018, the Company redeemed $300.0 million of the Company's 6.50% notes that were scheduled to mature in April 2018. The Company redeemed those notes on October 18, 2017 for $307.0 million, plus accrued interest.
The Company’s embedded cost of long-term debt was 4.69% and 5.16% at June 30, 2019 and June 30, 2018, respectively.
Under the Company’s existing indenture covenants at June 30, 2019, the Company would have been permitted to issue up to a maximum of $1.03 billion in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $99.0 million (or 4.6%) of the Company’s long-term debt (as of June 30, 2019) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $41.7 million. These leases have been entered into for the use of compressors, drilling rigs, buildings and other items and are accounted for as operating leases.

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

During the nine months ended June 30, 2019, the Company contributed $29.2 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.7 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2019, the Company may contribute up to $5.0 million to the Retirement Plan and the Company expects to contribute approximately $0.2 million to its VEBA trusts.

The Company, in its Exploration and Production segment, has entered into contractual obligations of $29.6 million during the quarter ended June 30, 2019 associated with hydraulic fracturing and fuel. Since September 30, 2018, the Company has added $119.2 million of contractual obligations associated with hydraulic fracturing and fuel. These contractual commitments extend through fiscal 2021.

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

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At June 30, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

For a complete discussion of market risk sensitive instruments, refer to "Market Risk Sensitive Instruments" in Item 7 of the Company's 2018 Form 10-K.  There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

Rate and Regulatory Matters

Utility Operation

Delivery rates for both the New York and Pennsylvania divisions are regulated by the states’ respective public utility commissions and typically are changed only when approved through a procedure known as a “rate case.” The Pennsylvania division does not have a rate case on file. See below for a description of the current rate proceedings affecting the New York division.  In both jurisdictions, delivery rates do not reflect the recovery of purchased gas costs. Prudently-incurred gas costs are recovered through operation of automatic adjustment clauses, and are collected primarily through a separately-stated “supply charge” on the customer bill.

New York Jurisdiction

Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017.

On April 24, 2019, the NYPSC issued an order extending the sunset provision of the tracker previously approved by the NYPSC that allows Distribution Corporation to recover increased investment in utility system modernization for one year (until March 31, 2021). The extension is contingent on a one year stay-out of a general rate case filing that would result in new rates becoming effective prior to April 1, 2021.

Pennsylvania Jurisdiction

Distribution Corporation’s Pennsylvania jurisdiction delivery rates are being charged to customers in accordance with a rate settlement approved by the PaPUC. The rate settlement does not specify any requirement to file a future rate case.

Pipeline and Storage

Supply Corporation filed a Section 4 rate case on July 31, 2019 proposing rate increases to be effective September 1, 2019. The proposed rates reflect an annual cost of service of $295.4 million, a rate base of $970.8 million and a proposed cost of equity of 15%. The proposed rate increases are expected to be suspended, with an effective date of February 1, 2020, subject to refund. If the proposed rate increases finally approved at the end of the proceeding exceed the rates that were in effect at July 31, 2019, but are less than rates put into effect subject to refund on February 1, 2020, Supply Corporation would be required to refund the difference between the rates collected subject to refund and the final approved rates, with interest at the FERC-approved rate. If the rates approved at the end of the proceeding are lower than the rates in effect at July 31, 2019, such lower rates will become effective prospectively from the date of the applicable FERC order, and refunds with interest will be limited to the difference between the rates collected subject to refund and the rates in effect at July 31, 2019. In response to the FERC’s July 2018 Final Rule in RM18-11-000, et. al (Order No. 849), on December 6, 2018, Supply Corporation filed its Form 501-G, which addresses the impact of the 2017 Tax Reform Act, and advised the Commission that it would make a Section 4 rate filing no later than July 31, 2019, which it has done, thereby obviating the need for FERC to take any further action. Refer to Item 1 at Note 5 - Income Taxes for further discussion of the 2017 Tax Reform Act.

Empire filed a Section 4 rate case on June 29, 2018, proposing rate increases to be effective August 1, 2018. Empire and its customers reached a settlement in principle in December 2018, and Empire’s subsequent motion to put in place those interim settlement rates, effective January 1, 2019, was approved by FERC’s Chief Administrative Law Judge on December 31, 2018. The settlement was approved May 3, 2019. The “black box” settlement provides for new, system-wide rates, and which, based on current contracts, is estimated to increase Empire’s revenues on a yearly basis by approximately $4.6 million. The settlement also provides new depreciation rates and a tiered transportation revenue sharing mechanism, beginning with Empire sharing 35%

of transportation only revenues (net of certain excluded items) over $64.4 million up to Empire sharing 55% of those revenues over $68.4 million. Empire has also committed to undertake certain improvements to its electronic bulletin board and will convene regular customer meetings to address these and other improvements. Under the settlement, Empire and the other parties may not file to change rates until March 31, 2021, except that Empire may make a filing (to be effective November 1, 2020) under limited circumstances for contract changes with a large customer. Empire must file a Section 4 rate case no later than May 1, 2025.

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

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions. While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act. For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling. The EPA previously adopted final regulations that set methane and volatile organic compound emissions standards for new or modified oil and gas emissions sources. These rules impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The current administration has issued executive orders to review and potentially roll back many of these regulations, and, in turn, litigation (not involving the Company) has been instituted to challenge the administration's efforts. The Company must continue to comply with all applicable regulations. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the oil and gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company's cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. New York State, for example, passed climate legislation that mandates reduced greenhouse gas emissions to 60% of 1990 levels by 2030, and 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The legislation also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% by 2040. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets if appropriate regulatory treatment is not afforded in the process. The initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements and requiring the Company to retrofit existing equipment, install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, and impose additional monitoring and reporting requirements. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.

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

2.
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

17.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

18.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

19.	The impact of information technology, cybersecurity or data security breaches;

20.	Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities or acts of war;

21.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses; or

22.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2019, the Company issued a total of 5,752 unregistered shares of Company common stock to eight non-employee directors of the Company then serving on the Board of Directors of the Company, consisting of 719 shares to each such director. On June 27, 2019, the Company issued 166 unregistered shares of Company common stock to David H. Anderson, who joined the Board on June 13, 2019 as a non-employee director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended June 30, 2019.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Apr. 1 - 30, 2019	9,133	$60.40	—	6,971,019
May 1 - 31, 2019	9,400	$57.13	—	6,971,019
June 1 - 30, 2019	10,316	$53.77	—	6,971,019
Total	28,849	$56.96	—	6,971,019

(a)
Represents shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans. During the quarter ended June 30, 2019, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program, nor did the Company purchase shares as a result of holders of stock-based compensation awards tendering shares to the Company.

(b)
In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock.  The repurchase program has no expiration date.  The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

 Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32•	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended June 30, 2019 and 2018.

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and nine months ended June 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and 2018, (iii) the Consolidated Balance Sheets at June 30, 2019 and September 30, 2018, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

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

NATIONAL FUEL GAS COMPANY
(Registrant)

/s/ K. M. Camiolo
K. M. Camiolo
Treasurer and Principal Financial Officer

/s/ E. G. Mendel
E. G. Mendel
Controller and Principal Accounting Officer

Date:  August 2, 2019