Form 10-K
period 2019-09-30
NATIONAL FUEL GAS CO
filed 2019-11-15
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $5,152,011,000 as of March 31, 2019.
Common Stock, par value $1.00 per share, outstanding as of October 31, 2019: 86,324,767 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of September 30, 2019, are incorporated by reference into Part III of this report.

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
CLCPA Legislation referred to as the "Climate Leadership & Community Protection Act," enacted by the State of New York on July 18, 2019.
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

For the Fiscal Year Ended September 30, 2019

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
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being used for, and benefiting from, the production and transportation of natural gas from the Appalachian basin. Current natural gas production development activities are focused in the Marcellus and Utica Shales, geological shale formations that are present nearly a mile or more below the surface in the Appalachian region of the United States. Pipeline development activities are designed to transport natural gas production to new and growing markets. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian basin to markets in Canada and the eastern United States. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for four business segments: Exploration and Production, Pipeline and Storage, Gathering and Utility.
1. The Exploration and Production segment operations are carried out by Seneca Resources Company, LLC (Seneca), a Pennsylvania limited liability company. Seneca is engaged in the exploration for, and the development and production of, natural gas and oil reserves in California and in the Appalachian region of the United States. At September 30, 2019, Seneca had U.S. proved developed and undeveloped reserves of 24,873 Mbbl of oil and 2,949,519 MMcf of natural gas.
2. The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and Empire Pipeline, Inc. (Empire), a New York corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River and eastward to Ellisburg and Leidy, Pennsylvania and Tuscarora, New York, and (ii) 28 underground natural gas storage fields owned and operated by Supply Corporation as well as three other underground natural gas storage fields owned and operated jointly with other interstate gas pipeline companies. Empire transports and stores natural gas for major industrial companies, utilities (including Distribution Corporation) and power producers in New York State. Empire also transports natural gas for natural gas marketers and exploration and production companies from natural gas producing areas in Pennsylvania to markets in New York and to interstate pipeline delivery points with access to additional markets in the northeastern United States and Canada. Empire owns the Empire Pipeline, a 266-mile pipeline system comprising four principal components: a 157-mile pipeline that extends from the United States/Canadian border at the Niagara River near Buffalo, New York to near Syracuse, New York; a 77-mile pipeline extension from near Rochester, New York to an interconnection with the unaffiliated Millennium Pipeline near Corning, New York (the Empire Connector); a 15-mile pipeline extension from Corning into Tioga County, Pennsylvania (the Tioga County Extension); and a 17-mile pipeline extension between Empire's pipeline system and Supply Corporation's system at Tuscarora, New York.
3. The Gathering segment operations are carried out by wholly-owned subsidiaries of National Fuel Gas Midstream Company, LLC (Midstream Company), a Pennsylvania limited liability company. Through these subsidiaries, Midstream Company builds, owns and operates natural gas processing and pipeline gathering facilities in the Appalachian region.
4. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation provides natural gas utility services to approximately 743,400 customers through a local distribution system located in western New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.
Financial information about each of the Company’s business segments can be found in Item 7, MD&A and also in Item 8 at Note K — Business Segment Information.
Seneca’s Northeast Division is included in the Company's All Other category. This division markets timber from Appalachian land holdings. At September 30, 2019, the Company owned approximately 95,000 acres of timber property and managed approximately 2,500 additional acres of timber cutting rights.
National Fuel Resources, Inc. (NFR) is included in the Company’s All Other category. NFR is the Company’s energy marketing subsidiary, which markets gas to industrial, wholesale, commercial, public authority and residential customers in western and central New York and northwestern Pennsylvania. Additional discussion concerning the elimination of NFR as a reporting segment can be found in Item 8 at Note K — Business Segment Information.
No single customer, or group of customers under common control, accounted for more than 10% of the Company’s consolidated revenues in 2019.
Rates and Regulation
The Utility segment’s rates, services and other matters are regulated by the NYPSC with respect to services provided within New York and by the PaPUC with respect to services provided within Pennsylvania. For additional discussion of the Utility segment’s rates and regulation, see Item 7, MD&A under the heading “Rate and Regulatory Matters” and Item 8 at Note A — Summary of Significant Accounting Policies (Regulatory Mechanisms) and Note D — Regulatory Matters.
The Pipeline and Storage segment’s rates, services and other matters are regulated by the FERC. For additional discussion of the Pipeline and Storage segment’s rates and regulation, see Item 7, MD&A under the heading “Rate and Regulatory Matters” and Item 8 at Note A — Summary of Significant Accounting Policies (Regulatory Mechanisms) and Note D — Regulatory Matters.
The discussion under Item 8 at Note D — Regulatory Matters includes a description of the regulatory assets and liabilities reflected on the Company’s Consolidated Balance Sheets in accordance with applicable accounting standards. To the extent that the criteria set forth in such accounting standards are not met by the operations of the Utility segment or the Pipeline and Storage segment, as the case may be, the related regulatory assets and liabilities would be eliminated from the Company’s Consolidated Balance Sheets and such accounting treatment would be discontinued.
In addition, the Company and its subsidiaries are subject to the same federal, state and local regulations on various subjects, including environmental matters, to which other companies doing similar business in the same locations are subject.
The Exploration and Production Segment
The Exploration and Production segment contributed approximately 36.7% of the Company's 2019 net income available for common stock.
Additional discussion of the Exploration and Production segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials” and “Competition: The Exploration and Production Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Pipeline and Storage Segment
The Pipeline and Storage segment contributed approximately 24.3% of the Company's 2019 net income available for common stock.
Supply Corporation’s firm transportation capacity is subject to change as the market identifies different transportation paths and receipt/delivery point combinations. At the end of fiscal year 2019, Supply Corporation had firm transportation service agreements and leases for approximately 3,078 MDth per day (contracted transportation capacity). The Utility segment accounts for approximately 1,144 MDth per day or 37% of contracted transportation capacity, and the Exploration and Production segment and NFR operations (included in the All Other category) represent another 166 MDth per day or 5%. Additionally, Supply Corporation leases 55 MDth per day or 2% of its firm transportation capacity to Empire. The remaining 1,713 MDth or 56% is subject to firm contracts or leases with nonaffiliated customers. Contracted transportation capacity with both affiliated and nonaffiliated shippers is expected to remain relatively constant in fiscal 2020.
Supply Corporation had service agreements and leases for all of its firm storage capacity, totaling 70,693 MDth, at the end of 2019. The Utility segment has contracted for 28,491 MDth or 40% of the total firm storage capacity, and the Company's NFR operations accounted for another 2,644 MDth or 4%. Additionally, Supply Corporation leases 3,753 MDth or 5% of its firm storage capacity to Empire. Nonaffiliated customers have contracted for the remaining 35,805 MDth or 51%. Supply Corporation expects contracted storage services totaling approximately 4,192 MDth to terminate and be remarketed in fiscal 2020.
At the end of fiscal 2019, Empire had service agreements in place for firm transportation capacity totaling up to approximately 853 MDth per day, with 91% of that capacity contracted as long-term, full-year deals. The Utility segment accounted for 4% of Empire’s firm contracted capacity, with the remaining 96% subject to contracts with nonaffiliated customers. Empire expects that no long-term contracts will expire or terminate in fiscal 2020.
Empire’s firm storage capacity, totaling 3,753 MDth, was fully contracted at the end of fiscal 2019. The total storage capacity is contracted on a long-term basis, with a nonaffiliated customer. The contract will not expire or terminate in fiscal 2020.
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
The Gathering Segment
The Gathering segment contributed approximately 19.2% of the Company's 2019 net income available for common stock.
Additional discussion of the Gathering segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition: The Gathering Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Utility Segment
The Utility segment contributed approximately 20.0% of the Company's 2019 net income available for common stock.
Additional discussion of the Utility segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
All Other Category and Corporate Operations
The All Other category and Corporate operations incurred a net loss in 2019. The impact of this net loss in relation to the Company's 2019 net income available for common stock was negative 0.2%.
Additional discussion of the All Other category and Corporate operations appears below in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

Sources and Availability of Raw Materials
The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as further described in this report in Item 7, MD&A and Item 8 at Note K — Business Segment Information and Note M — Supplementary Information for Oil and Gas Producing Activities.
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
Natural gas is the principal raw material for the Utility segment. In 2019, the Utility segment purchased 78.6 Bcf of gas (including 74.0 Bcf for delivery to retail customers and 4.6 Bcf used in operations). Gas purchased from producers and suppliers in the United States under firm contracts (seasonal and longer) accounted for 51% of these purchases. Purchases of gas on the spot market (contracts of one month or less) accounted for 49% of the Utility segment’s 2019 purchases. Purchases from DTE Energy Trading, Inc. (29%), NextEra Energy Marketing, LLC (13%), J. Aron & Company (8%), Shell Energy North America US (7%) and SWN Energy Services Company LLC (7%) accounted for 64% of the Utility’s 2019 gas purchases. No other producer or supplier provided the Utility segment with more than 5% of its gas requirements in 2019.
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
Competition: The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Most of Supply Corporation’s facilities are in or near areas overlying the Marcellus and Utica Shale production areas in Pennsylvania, and it has established interconnections with producers and other pipelines to access these supplies. Its facilities are also located adjacent to the Canadian border at the Niagara River providing access to markets in Canada and the northeastern and midwestern United States via the TC Energy pipeline system. Supply Corporation has developed and placed into service a number of pipeline expansion projects designed to transport natural gas to key markets in New York, Pennsylvania, the northeastern United States, Canada, and to long-haul pipelines with access to the U.S. Midwest and the gulf coast. For further discussion of Pipeline and Storage projects, refer to Item 7, MD&A under the heading “Investing Cash Flow.”

Empire competes for natural gas market growth with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is well situated to provide transportation of Appalachian shale gas as well as gas supplies available at Empire’s interconnect with TC Energy at Chippawa. Empire’s geographic location provides it the opportunity to compete for service to its on-system LDC markets, as well as for a share of the gas transportation markets into Canada (via Chippawa) and into the northeastern United States. The Empire Connector, along with other subsequent projects, has expanded Empire’s footprint and capability, allowing Empire to serve new markets in New York and elsewhere in the Northeast, and to attach to prolific Marcellus and Utica supplies principally from Tioga and Bradford Counties in Pennsylvania. Like Supply Corporation, Empire’s expanded system facilitates transportation of shale gas to key markets within New York State, the northeastern United States and Canada.
Competition: The Gathering Segment
The Gathering segment provides gathering services for Seneca’s production and competes with other companies that gather and process natural gas in the Appalachian region.
Competition: The Utility Segment
With respect to gas commodity service, in New York and Pennsylvania, both of which have implemented “unbundling” policies that allow customers to choose their gas commodity supplier, Distribution Corporation has retained a substantial majority of small sales customers. In both New York and Pennsylvania, approximately 14% of Distribution Corporation’s small-volume residential and commercial customers purchase their supplies from unregulated marketers. In contrast, almost all large-volume load is served by unregulated retail marketers. However, retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation, because in both jurisdictions, utility cost of service is recovered through rates and charges for gas delivery service, not gas commodity service.
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
The Utility segment competes in its most vulnerable markets (the large commercial and industrial markets) by offering unbundled, flexible, high quality services. The Utility segment continues to advance programs promoting the use of natural gas.
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in jurisdictions that impact the Utility segment. New York, for example, adopted the Climate Leadership & Community Protection Act (CLCPA) in July 2019, which could ultimately result in increased competition from electric and geothermal forms of energy. However, given the extended time frames associated with the CLCPA's emission reduction mandates as discussed in Item 7, MD&A under the heading “Environmental Matters” and subheading “Environmental Regulation,” any meaningful competition resulting from the CLCPA cannot be determined.
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
Volumes transported and stored by Supply Corporation and by Empire may vary significantly depending on weather, without materially affecting the revenues of those companies. Supply Corporation’s and Empire’s allowed rates are based on a straight fixed-variable rate design which allows recovery of fixed costs in fixed monthly reservation charges. Variable charges based on volumes are designed to recover only the variable costs associated with actual transportation or storage of gas.
Capital Expenditures
A discussion of capital expenditures by business segment is included in Item 7, MD&A under the heading “Investing Cash Flow.”
Environmental Matters
A discussion of material environmental matters involving the Company is included in Item 7, MD&A under the heading “Environmental Matters” and in Item 8, Note J — Commitments and Contingencies.
Miscellaneous
The Company and its wholly owned subsidiaries had a total of 2,107 full-time employees at September 30, 2019.
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

Executive Officers of the Company as of November 15, 2019(1)

Name and Age (as of November 15, 2019)	Current Company Positions and Other Material Business Experience During Past Five Years
David P. Bauer (50)
Chief Executive Officer of the Company since July 2019. President of Supply Corporation from February 2016 through June 2019. Treasurer and Principal Financial Officer of the Company from July 2010 through June 2019. Treasurer of Seneca from April 2015 through June 2019. Treasurer of Distribution Corporation from April 2015 through June 2019. Treasurer of Midstream Company from April 2013 through June 2019. Treasurer of Supply Corporation from June 2007 through June 2019. Treasurer of Empire from June 2007 through June 2019. Mr. Bauer previously served as Assistant Treasurer of Distribution Corporation from April 2004 through March 2015.

John R. Pustulka (67)	Chief Operating Officer of the Company since February 2016. Mr. Pustulka previously served as President of Supply Corporation from July 2010 through January 2016.
Donna L. DeCarolis (60)	President of Distribution Corporation since February 2019. Ms. DeCarolis previously served as Vice President of Business Development of the Company from October 2007 through January 2019.
Michael P. Kasprzak (61)
President of Midstream Company since August 2018. Vice President of Midstream Company from July 2017 through July 2018. Mr. Kasprzak previously served as Assistant Vice President of Supply Corporation from March 2009 until July 2017.

Ronald C. Kraemer (63)
President of Supply Corporation since July 2019 and President of Empire since August 2008. Mr. Kraemer previously served as Senior Vice President of Supply Corporation from June 2016 through June 2019 and as Vice President of Supply Corporation from August 2008 through May 2016.

John P. McGinnis (59)
President of Seneca since May 2016. Mr. McGinnis previously served as Chief Operating Officer of Seneca from October 2015 through April 2016 and Senior Vice President of Seneca from March 2007 through September 2015.

Paula M. Ciprich (59)
Senior Vice President of the Company since April 2015. Secretary of the Company from July 2008 through June 2018. General Counsel of the Company since January 2005. Secretary of Distribution Corporation since July 2008.

Karen M. Camiolo (60)
Treasurer and Principal Financial Officer of the Company since July 2019. Treasurer of Distribution Corporation, Supply Corporation, Empire, Seneca and Midstream Company since July 2019. Ms. Camiolo previously served as Controller and Principal Accounting Officer of the Company from April 2004 through June 2019. Vice President of Distribution Corporation from April 2015 through June 2019. Controller of Midstream Company from April 2013 through June 2019. Controller of Empire from June 2007 through June 2019. Controller of Distribution Corporation and Supply Corporation from April 2004 through June 2019.

Elena G. Mendel (53)
Controller and Principal Accounting Officer of the Company since July 2019. Controller of Distribution Corporation, Supply Corporation, Empire, and Midstream Company since July 2019. Assistant Controller of Distribution Corporation, Supply Corporation and Empire from February 2017 through June 2019. Ms. Mendel also previously served as Chief Auditor of the Company from July 2012 through January 2017.

Martin A. Krebs (49)
Chief Information Officer of the Company since December 2018. Prior to joining the Company, Mr. Krebs served as Chief Information Officer and Chief Information Security Officer of Fidelis Care, a health insurance provider for New York State residents, from January 2012 to June 2018. Centene Corporation acquired Fidelis Care in July 2018, and Mr. Krebs served as the Chief Information Officer of the Fidelis Plan and Senior Vice President of Information Technology and Security from the acquisition to November 2018. Mr. Kreb’s prior employers are not subsidiaries or affiliates of the Company.

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
The Company is a holding company with no significant assets other than the stock of its operating subsidiaries. In order to meet its financial needs, the Company relies exclusively on repayments of principal and interest on intercompany loans made by the Company to its operating subsidiaries and income from dividends. Such operating subsidiaries may not generate sufficient net income to pay upstream dividends or generate sufficient cash flow to make payments of principal or interest on such intercompany loans.
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
In addition, the Company's short-term bank loans and commercial paper are in the form of floating rate debt or debt that may have rates fixed for very short periods of time, resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company's short-term bank loans and commercial paper and the ability of the Company to issue commercial paper are affected by its debt credit ratings published by S&P, Moody's Investors Service, Inc. and Fitch Ratings. A downgrade in the Company's credit ratings could increase borrowing costs, negatively impact the availability of capital from banks, commercial paper purchasers and other sources, and require the Company’s subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. Additionally, $600 million of the Company’s outstanding long-term debt would be subject to an interest rate increase if certain fundamental changes occur that involve a material subsidiary and result in a downgrade of the credit ratings assigned to the notes below investment grade. If the Company is not able to maintain investment-grade credit ratings, it may not be able to access commercial paper markets.
The Company may be adversely affected by economic conditions and their impact on our suppliers and customers.
Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Company’s revenues and cash flows or restrict its future growth. Economic conditions in the Company’s utility service territories and energy marketing territories also impact its collections of accounts receivable. All of the Company’s segments are exposed to risks associated with the creditworthiness or performance of key suppliers and customers, many of which may be adversely affected by volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our suppliers or customers. For example, counterparties to the Company’s commodity hedging arrangements or commodity sales contracts might not be able to perform their obligations under these arrangements or contracts. Customers of the Company’s Utility segment may have particular trouble paying their bills during periods of declining economic activity or high commodity prices, potentially resulting in increased bad debt expense and reduced earnings. Similarly, if reductions were to occur in funding of the federal Low Income Home Energy Assistance Program, bad debt expense could increase and earnings could decrease. In addition, oil and gas exploration and production companies that are customers of the Company’s Pipeline and Storage segment may decide not to renew contracts for the same transportation capacity during periods of reduced production due to persistent low commodity prices. Any of these events could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.
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
The Company’s businesses are subject to regulation under a wide variety of federal and state laws, regulations and policies. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company, which may increase the Company's costs, require refunds to customers or affect its business in ways that the Company cannot predict. Administrative agencies may apply existing laws and regulations in unanticipated, inconsistent or legally unsupportable ways, making it difficult to develop and complete projects, and harming the economic climate generally.
Various aspects of the Company's operations are subject to regulation by a variety of federal and state agencies with respect to permitting and environmental requirements. In some areas, the Company’s operations may also be subject to locally adopted ordinances. Administrative proceedings or increased regulation by these agencies could lead to operational delays or restrictions and increased expense for one or more of the Company’s subsidiaries.
The Company is also subject to the jurisdiction of the Pipeline and Hazardous Materials Safety Administration (PHMSA). PHMSA issues regulations and conducts evaluations, among other things, that set safety standards for pipelines and underground storage facilities. If as a result of these or similar new laws or regulations the Company incurs material compliance costs that it is unable to recover fully through rates or otherwise offset, the Company's financial condition, results of operations, and cash flows could be adversely affected.
The Company is subject to the jurisdiction of the FERC with respect to Supply Corporation, Empire and some transactions performed by other Company subsidiaries. The FERC, among other things, approves the rates that Supply Corporation and Empire may charge to their gas transportation and/or storage customers. Those approved rates also impact the returns that Supply Corporation and Empire may earn on the assets that are dedicated to those operations. Pursuant to the petition of a customer or state commission, or on the FERC's own initiative, the FERC has the authority to investigate whether Supply Corporation's and Empire's rates are still "just and reasonable" as required by the NGA, and if not, to adjust those rates prospectively. If Supply Corporation or Empire is required in a rate proceeding to adjust the rates it charges its gas transportation and/or storage customers, or if either Supply Corporation or Empire is unable to obtain approval for rate increases, particularly when necessary to cover increased costs, Supply Corporation's or Empire's earnings may decrease. In addition, the FERC exercises jurisdiction over the construction and operation of interstate gas transmission facilities and also possesses significant penalty authority with respect to violations of the laws and regulations it administers.
The operations of Distribution Corporation are subject to the jurisdiction of the NYPSC, the PaPUC and, with respect to certain transactions, the FERC. The NYPSC and the PaPUC, among other things, approve the rates that Distribution Corporation may charge to its utility customers. Those approved rates also impact the returns that Distribution Corporation may earn on the assets that are dedicated to those operations. If Distribution Corporation is unable to obtain approval from these regulators for the requested rates it charges utility customers, particularly when necessary to cover increased costs, earnings may decrease.
The nature of the Company’s operations presents inherent risks of loss that could adversely affect its results of operations, financial condition and cash flows.
The Company’s operations in its various reporting segments are subject to inherent hazards and risks such as: fires; natural disasters; explosions; blowouts during well drilling; collapses of wellbore casing or other tubulars;

pipeline ruptures; spills; and other hazards and risks that may cause personal injury, death, property damage, environmental damage or business interruption losses. Additionally, the Company’s facilities, machinery, and equipment may be subject to sabotage. These events, in turn, could lead to governmental investigations, recommendations, claims, fines or penalties. As protection against operational hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company also seeks, but may be unable, to secure written indemnification agreements with contractors that adequately protect the Company against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, the imposition of fines, penalties or mandated programs by governmental authorities, the failure of a contractor to meet its indemnification obligations, or the failure of an insurance company to pay valid claims could result in substantial losses to the Company. In addition, insurance may not be available, or if available may not be adequate, to cover any or all of these risks. It is also possible that insurance premiums or other costs may rise significantly in the future, so as to make such insurance prohibitively expensive.
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
The Company’s business operations are subject to federal, state, and local laws and regulations relating to environmental protection including obtaining and complying with permits, leases, approvals, consents and certifications from various governmental and permit authorities. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutants, contaminants, hazardous substances and greenhouse gases into the environment, the reporting of such matters, and the general protection of public health, natural resources, wildlife and the environment. For example, currently applicable environmental laws and regulations restrict the types, quantities and concentrations of materials that can be released into the environment in connection with regulated activities, limit or prohibit activities in certain protected areas, and may require the Company to investigate and/or remediate contamination at certain current and former properties regardless of whether such contamination resulted from the Company’s actions or whether such actions were in compliance with applicable laws and regulations at the time they were taken. Moreover, spills or releases of regulated substances or the discovery of currently unknown contamination could expose the Company to material losses, expenditures and environmental, health and safety liabilities. Such liabilities could include penalties, sanctions or claims for damages to persons, property or natural resources brought on behalf of the government or private litigants that could cause the Company to incur substantial costs or uninsured losses.
Costs of compliance and liabilities could negatively affect the Company’s results of operations, financial condition and cash flows. In addition, compliance with environmental laws, regulations or permit conditions could require unexpected capital expenditures at the Company’s facilities, temporarily shut down the Company’s facilities or delay or cause the cancellation of expansion projects or oil and gas drilling activities. Because the costs of such compliance are significant, additional regulation could negatively affect the Company’s business.
Climate change, and the regulatory and legislative developments related to climate change, may adversely affect operations and financial results.
Climate change could create physical risks, which may adversely affect the Company’s operations. Physical risks include changes in weather conditions, which could cause demand for gas to increase or decrease. If there were to be any impacts from climate change to the Company’s operations and financial results, the Company expects that they would likely occur over a long period of time and thus are difficult to quantify with any degree of specificity. Extreme weather events may result in adverse physical effects on portions of the country’s gas infrastructure, which could disrupt the Company’s supply chain and ultimately its operations. Disruption of production activities, and transportation and distribution systems could result in reduced operational efficiency, and customer service interruption.
Climate change, and the laws, regulations and other initiatives to address climate change, may impact the Company’s financial results. Federal, state and local legislative and regulatory initiatives proposed or adopted in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions, could have significant impacts on the energy industry including government-imposed limitations, prohibitions or moratoriums on the use of gas and oil. For example, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the oil and gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company’s cost of environmental compliance in its Exploration and Production segment operation. In addition, New York passed the CLCPA, which created emission reduction and electric generation mandates, and could ultimately impact the Utility segment’s customer base. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Additionally, the trend toward increased conservation, competition from renewable energy sources, and technological advances to address climate change may reduce the demand for gas. For further discussion of the risks associated with environmental regulation to address climate change, refer to Item 7, MD&A under the heading “Environmental Matters” and subheading “Environmental Regulation.”
Organized opposition to the oil and gas industry could have an adverse effect on Company operations.
Organized opposition to the oil and gas industry, including exploration and production activity and pipeline expansion and replacement projects, may continue to increase as a result of, among other things, safety incidents involving gas facilities, and concerns raised by advocacy groups about greenhouse gas emissions, hydraulic fracturing, or fossil fuels generally. This opposition may lead to increased litigation and regulatory and legislative initiatives. This may cause operational delays or restrictions, limitations, prohibitions or moratoriums on the use of gas and oil, increased operating costs, additional regulatory burdens and increased risk of litigation.
Third party attempts to breach the Company’s network security could disrupt the Company’s operations and adversely affect its financial results.
The Company’s information technology systems are subject to attempts by others to gain unauthorized access, or to otherwise introduce malicious software. These attempts might be the result of industrial or other espionage, or actions by hackers seeking to harm the Company, its services or customers. These more sophisticated cyber-related attacks, as well as cybersecurity failures resulting from human error, pose a risk to the security of the Company’s systems and networks and the confidentiality, availability and integrity of the Company’s and its customers’ data. That data may be considered sensitive, confidential, or personal information that is subject to privacy and security laws and regulations. While the Company employs reasonable and appropriate controls to protect data and the Company’s systems, the Company may be vulnerable to material security breaches, lost or corrupted data, programming errors and employee errors and/or malfeasance that could lead to the unauthorized access, use, disclosure, modification or destruction of the sensitive, confidential or personal information. Attempts to breach the Company’s network security may result in disruption of the Company’s business operations and services, delays in production, theft of sensitive and valuable data, damage to our physical systems, and reputational harm. Significant expenditures may be required to remedy breaches, including restoration of customer service and enhancement of information technology systems. The Company seeks to prevent, detect and investigate these security incidents, but in some cases the Company might be unaware of an incident or its magnitude and effects. In addition to existing risks, the adoption of new technologies may also increase the Company’s exposure to data breaches or the Company’s ability to detect and remediate effects of a breach. The Company has experienced attempts to breach its network security, and although the scope of such incidents is sometimes unknown, they could prove to be material to the Company. Even though insurance coverage is in place for cyber-related risks, if such a breach were to occur, the Company’s operations, earnings and financial condition could be adversely affected to the extent not fully covered by such insurance.

Delays or changes in plans or costs with respect to Company projects, including regulatory delays or denials with respect to necessary approvals, permits or orders, could delay or prevent anticipated project completion and may result in asset write-offs and reduced earnings.
Construction of the Pipeline and Storage segment’s planned pipelines and storage facilities, as well as the expansion of existing facilities, is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on acceptable terms, or at all. Existing or potential third party opposition, such as opposition from landowner and environmental groups, which are beyond our control, could materially affect the anticipated construction of a project. In addition, third parties could impede the Gathering segment’s acquisition, expansion or renewal of rights-of-way or land rights on a timely basis and on acceptable terms. Any delay in project construction may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from those facilities, result in asset write-offs and materially impact operating results or anticipated results. Additionally, delays in pipeline construction projects could impede the Exploration and Production segment's ability to transport its production to premium markets, or to fulfill obligations to sell at contracted delivery points.
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
Fluctuations in oil and gas prices could adversely affect revenues, cash flows and profitability.
Operations in the Company’s Exploration and Production segment are materially dependent on prices received for its oil and gas production. Both short-term and long-term price trends affect the economics of exploring for, developing, producing, gathering and processing oil and gas. Oil and gas prices can be volatile and can be affected by: weather conditions, natural disasters, the supply and price of foreign oil and gas, the level of consumer product demand, national and worldwide economic conditions, economic disruptions caused by terrorist activities, acts of war or major accidents, political conditions in foreign countries, the price and availability of alternative fuels, the proximity to, and availability of, sufficient capacity on transportation facilities, regional levels of supply and demand, energy conservation measures, and government regulations. The Company sells the oil and gas that it produces at a combination of current market prices, indexed prices or through fixed-price contracts. The Company hedges a significant portion of future sales that are based on indexed prices utilizing the physical sale counter-party or the financial markets. The prices the Company receives depend upon factors beyond the Company’s control, including the factors affecting price mentioned above. The Company believes that any prolonged reduction in oil and gas prices could restrict its ability to continue the level of exploration and production activity the Company otherwise would pursue, which could have a material adverse effect on its revenues, cash flows and results of operations.
In the Company’s Pipeline and Storage segment, significant changes in the price differential between equivalent quantities of gas at different geographic locations could adversely impact the Company. For example, if the price of gas at a particular receipt point on the Company’s pipeline system increases relative to the price of gas at other locations, then the volume of gas received by the Company at the relatively more expensive receipt point may decrease, or the price the Company charges to transport that gas may decrease. Changes in price differentials can cause shippers to seek alternative lower priced gas supplies and, consequently, alternative transportation routes. In some cases, shippers may decide not to renew transportation contracts due to changes in price differentials. While much of the impact of lower volumes under existing contracts would be offset by the straight fixed-variable rate design, this rate design does not protect Supply Corporation or Empire where shippers do not contract for expiring capacity at the same quantity and rate. If contract renewals were to decrease, revenues and earnings in this segment may decrease. Significant changes in the price differential between futures contracts for gas having different delivery dates could also adversely impact the Company. For example, if the prices of gas futures contracts for winter deliveries to locations served by the Pipeline and Storage segment decline relative to the prices of such contracts for summer deliveries (as a result, for instance, of increased production of gas within the segment’s geographic area or other factors), then demand for the Company’s gas storage services driven by that price differential could decrease. These changes could adversely affect revenues, cash flows and results of operations.
The Company has significant transactions involving price hedging of its oil and gas production as well as its fixed price purchase and sale commitments.
To protect itself to some extent against unusual price volatility and to lock in fixed pricing on oil and gas production for certain periods of time, the Company’s Exploration and Production segment regularly enters into commodity price derivatives contracts (hedging arrangements) with respect to a portion of its expected production. These contracts may extend over multiple years, covering as much as approximately 80% of the Company’s expected energy production during the current fiscal year, and lesser percentages of subsequent years' expected production. These contracts reduce exposure to subsequent price drops but can also limit the Company’s ability to benefit from increases in commodity prices.
Use of energy commodity price hedges also exposes the Company to the risk of nonperformance by a contract counterparty. These parties might not be able to perform their obligations under the hedge arrangements. In addition, the Company enters into certain commodity price hedges that are cleared through the NYMEX or ICE by futures commission merchants. Under NYMEX and ICE rules, the Company is required to post collateral, held by its futures commission merchants, in connection with such hedges. The Company is exposed to the risk of loss of such collateral from occurrences such as financial failure of its futures commission merchants, or misappropriation or mishandling of clients’ funds. Failure by one of its futures commission merchants or contract counterparties could expose the Company to hedging ineffectiveness.
It is the Company’s practice that the use of commodity derivatives contracts comply with various policies in effect in respective business segments. For example, in the Exploration and Production segment, commodity derivatives contracts must be confined to the price hedging of existing and forecast production. The Company maintains a system of internal controls to monitor compliance with its policy. However, unauthorized speculative trades, if they were to occur, could expose the Company to substantial losses to cover positions in its derivatives contracts. In addition, in the event the Company’s actual production of oil and gas falls short of hedged forecast production, the Company may incur substantial losses to cover its hedges.
The Dodd-Frank Act increased federal oversight and regulation of the over-the-counter derivatives markets and certain entities that participate in those markets. Although regulators have issued certain regulations, other rules that may be relevant to the Company have yet to be finalized. For discussion of the risks associated with the Dodd-Frank Act, refer to Item 7, MD&A under the heading “Market Risk Sensitive Instruments.”
You should not place undue reliance on reserve information because such information represents estimates.
This Form 10-K contains estimates of the Company’s proved oil and gas reserves and the future net cash flows from those reserves, which the Company’s petroleum engineers prepared and independent petroleum engineers audited. Petroleum engineers consider many factors and make assumptions in estimating oil and gas reserves and future net cash flows. These factors include: historical production from the area compared with production from other producing areas; the assumed effect of governmental regulation; and assumptions concerning oil and gas prices, production and development costs, severance and excise taxes, and capital expenditures. Lower oil and gas prices generally cause estimates of proved reserves to be lower. Estimates of reserves and expected future cash flows prepared by different engineers, or by the same engineers at different times, may differ substantially. Ultimately, actual production, revenues and expenditures relating to the Company’s reserves will vary from any estimates, and these variations may be material. Accordingly, the accuracy of the Company’s reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.
If conditions remain constant, then the Company is reasonably certain that its reserve estimates represent economically recoverable oil and gas reserves and future net cash flows. If conditions change in the future, then subsequent reserve estimates may be revised accordingly. You should not assume that the present value of future net cash flows from the Company’s proved reserves is the current market value of the Company’s estimated oil and gas reserves. In accordance with SEC requirements, the Company bases the estimated discounted future net cash flows from its proved reserves on a 12-month average of historical prices for oil and gas (based on first day of the month prices and adjusted for hedging) on costs as of the date of the estimate, which are all discounted at the SEC mandated discount rate. Actual future prices and costs may differ materially from those used in the net present value estimate. Any significant price changes will have a material effect on the present value of the Company’s reserves.
Petroleum engineering is a subjective process of estimating underground accumulations of gas and other hydrocarbons that cannot be measured in an exact manner. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Future economic and operating conditions are uncertain, and changes in those conditions could cause a revision to the Company’s reserve estimates in the future. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including historical production from the area compared with production from other comparable producing areas, and the assumed effects of regulations by governmental agencies. Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves: the quantities of oil and gas that are ultimately recovered, the timing of the recovery of oil and gas reserves, the production and operating costs incurred, the amount and timing of future development and abandonment expenditures, and the price received for the production.
The amount and timing of actual future oil and gas production and the cost of drilling are difficult to predict and may vary significantly from reserves and production estimates, which may reduce the Company’s earnings.
There are many risks in developing oil and gas, including numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The future success of the Company’s Exploration and Production and Gathering segments depends on its ability to develop additional oil and gas reserves that are economically recoverable, and its failure to do so may reduce the Company’s earnings. The total and timing of actual future production may vary significantly from reserves and production estimates. The Company’s drilling of development wells can involve significant risks, including those related to timing, success rates, and cost overruns, and these risks can be affected by lease and rig availability, geology, and other factors. Drilling for oil and gas can be unprofitable, not only from non-productive wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements, including completion of environmental impact analyses and compliance with other environmental laws and regulations, and shortages or delays in the delivery of equipment and services can delay drilling operations or result in their cancellation. The cost of drilling, completing, and operating wells is significant and often uncertain, and new wells may not be productive or the Company may not recover all or any portion of its investment. Production can also be delayed or made uneconomic if there is insufficient gathering, processing and transportation capacity available at an economic price to get that production to a location where it can be profitably sold. Without continued successful exploitation or acquisition activities, the Company’s reserves and revenues will decline as a result of its current reserves being depleted by production. The Company cannot make assurances that it will be able to find or acquire additional reserves at acceptable costs.

Financial accounting requirements regarding exploration and production activities may affect the Company's profitability.
The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a "ceiling test" calculation, comparing the level of its unamortized investment in oil and gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for oil and gas (based on first day of the month prices and adjusted for hedging) as well as the SEC mandated discount rate. If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be "impaired," and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. Under the Company's existing indenture covenants, an impairment could restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. For the fiscal years ended September 30, 2015 and 2016, the Company recognized pre-tax impairment charges on its oil and gas properties.
Increased regulation of exploration and production activities, including hydraulic fracturing, could adversely impact the Company.
Due to the Marcellus and Utica Shale gas plays in the northeast United States, together with the fiscal difficulties faced by state agencies in Pennsylvania, various state legislative and regulatory initiatives regarding the exploration and production business have been proposed or adopted. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing, abandonment and monitoring of wells, the protection of water supplies and restrictions on water use and water rights, hydraulic fracturing operations, surface owners’ rights and damage compensation, the spacing of wells, use and disposal of potentially hazardous materials, and environmental and safety issues regarding gas pipelines. New permitting fees and/or severance taxes for oil and gas production are also possible. Additionally, legislative initiatives in the U.S. Congress and regulatory studies, proceedings or rule-making initiatives at federal, state or local agencies focused on the hydraulic fracturing process, the use of underground injection control wells for produced water disposal, and related operations could result in additional permitting, compliance, reporting and disclosure requirements, which could lead to operational delays or restrictions, increased operating costs, and increased risks of litigation for the Company.
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
General Information on Facilities
The net investment of the Company in property, plant and equipment was $5.5 billion at September 30, 2019. The Exploration and Production segment constitutes 31.4% of this investment, and is primarily located in California and in the Appalachian region of the United States. Approximately 58.0% of the Company's investment in net property, plant and equipment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and northwestern Pennsylvania. The Gathering segment constitutes 9.5% of the Company’s investment in net property, plant and equipment, and is located in northwestern Pennsylvania. The remaining net investment in property, plant and equipment of $0.1 billion, or 1.1%, was in the Company's All Other and Corporate operations. During the past five years, the Company has made additions to property, plant and equipment in order to expand its exploration and production operations in the Appalachian region of the United States and to expand and improve transmission facilities for transportation customers in New York and Pennsylvania. Despite these additions, net property, plant and equipment has decreased $234 million, or 4.1%, since September 30, 2014, largely due to impairments of oil and gas producing properties in 2015 and 2016.
The Exploration and Production segment had a net investment in property, plant and equipment of $1.7 billion at September 30, 2019.
The Pipeline and Storage segment had a net investment of $1.7 billion in property, plant and equipment at September 30, 2019. Transmission pipeline represents 36% of this segment’s total net investment and includes 2,268 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 15% of this segment’s total net investment and consist of 31 storage fields operating at a combined working gas level of 77.2 Bcf, three of which are jointly owned and operated with other interstate gas pipeline companies, and 394 miles of pipeline. Net investment in storage facilities includes $81.8 million of gas stored underground-noncurrent, representing the cost of the gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 32 compressor stations with 174,632 installed compressor horsepower that represent 25% of this segment’s total net investment in property, plant and equipment.
The Pipeline and Storage segments’ facilities provided the capacity to meet Supply Corporation’s 2019 peak day sendout for transportation service of 2,483 MMcf, which occurred on January 30, 2019. Withdrawals from storage of 786.0 MMcf provided approximately 32% of the requirements on that day.
The Gathering segment had a net investment of $0.5 billion in property, plant and equipment at September 30, 2019. Gathering lines and related compressor stations represent substantially all of this segment’s total net investment, including 161 miles of pipelines utilized to move Appalachian production (including Marcellus and Utica Shales) to various transmission pipeline receipt points. The Gathering segment has 8 compressor stations with 73,140 installed compressor horsepower.
The Utility segment had a net investment in property, plant and equipment of $1.5 billion at September 30, 2019. The net investment in its gas distribution network (including 14,934 miles of distribution pipeline) and its service connections to customers represent approximately 48% and 33%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2019.
Company maps are included in Exhibit 99.2 of this Form 10-K and are incorporated herein by reference.
Exploration and Production Activities
The Company is engaged in the exploration for and the development of natural gas and oil reserves in California and the Appalachian region of the United States. The Company's development activities in the Appalachian region are focused primarily in the Marcellus and Utica Shales. Further discussion of oil and gas producing activities is included in Item 8, Note M — Supplementary Information for Oil and Gas Producing Activities. Note M sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2019, 2018 and 2017 reserves shown in Note M are valued using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc. Note M discusses the qualifications of the Company's reservoir engineers, internal controls over the reserve estimation process and audit of the reserve estimates and changes in proved developed and undeveloped oil and natural gas reserves year over year.
Seneca’s proved developed and undeveloped natural gas reserves increased from 2,357 Bcf at September 30, 2018 to 2,950 Bcf at September 30, 2019. This increase is attributed to extensions and discoveries of 687 Bcf and net upward revisions of previous estimates of 104 Bcf, partially offset by production of 198 Bcf. Of the total net upward gas revisions of 104 Bcf, 152 Bcf were a result of positive revisions due to performance improvements and 7 Bcf in upward revisions for one PUD location added back to proved reserves, partially offset by 55 Bcf for six PUD locations that were removed.
Seneca’s proved developed and undeveloped oil reserves decreased from 27,663 Mbbl at September 30, 2018 to 24,873 Mbbl at September 30, 2019. The decrease is attributed to production of 2,323 Mbbl, primarily occurring in the West Coast region, and downward revisions of previous estimates of 1,254 Mbbl, partially offset by extensions and discoveries of 787 Mbbl. Downward revisions of 1,254 Mbbl were largely a result of reduced performance from producing wells mainly at Seneca's Midway Sunset field.
On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 2,523 Bcfe at September 30, 2018 to 3,099 Bcfe at September 30, 2019. This increase is attributed to extensions and discoveries of 692 Bcfe and upward revisions of previous estimates of 96 Bcfe, partially offset by production of 212 Bcfe.
Seneca’s proved developed and undeveloped natural gas reserves increased from 1,973 Bcf at September 30, 2017 to 2,357 Bcf at September 30, 2018. This increase is attributed to extensions and discoveries of 522 Bcf and upward revisions of previous estimates of 93 Bcf, partially offset by production of 163 Bcf and sales of minerals in place of 68 Bcf. Of the total upward gas revisions of 93 Bcf, 96 Bcf were a result of upward revisions due to performance improvements, and 2 Bcf were a result of higher gas prices, partially offset by 5 Bcf of PUD locations that were removed. The sales of minerals in place were primarily the result of Marcellus reserves that were sold in the Western Development Area as part of a joint development agreement with IOG CRV - Marcellus, LLC (IOG)(57 Bcf), coupled with the sale of Seneca’s Sespe Field area in May 2018 (11 Bcf).
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
At September 30, 2019, the Company’s Exploration and Production segment had delivery commitments for production of 2,448 Bcfe (mostly natural gas as commitments for crude oil were insignificant). The Company expects to meet those commitments through proved reserves, including the future development of reserves that are currently classified as proved undeveloped reserves and future extensions and discoveries.

The following is a summary of certain oil and gas information taken from Seneca’s records. All monetary amounts are expressed in U.S. dollars.
Production

	For The Year Ended September 30
	2019		2018		2017
United States
Appalachian Region
Average Sales Price per Mcf of Gas	$2.40	(1)	$2.36	(1)	$2.52	(1)
Average Sales Price per Barrel of Oil	$57.14		$57.76		$48.27
Average Sales Price per Mcf of Gas (after hedging)	$2.41		$2.49		$2.93
Average Sales Price per Barrel of Oil (after hedging)	$57.14		$57.76		$48.27
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.67	(1)	$0.69	(1)	$0.71	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	537	(1)	440	(1)	422	(1)
West Coast Region
Average Sales Price per Mcf of Gas	$5.15		$4.86		$4.00
Average Sales Price per Barrel of Oil	$64.18		$66.39		$46.14
Average Sales Price per Mcf of Gas (after hedging)	$5.15		$4.86		$4.00
Average Sales Price per Barrel of Oil (after hedging)	$61.66		$58.66		$53.85
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$3.47		$2.98		$2.91
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	43		48		53
Total Company
Average Sales Price per Mcf of Gas	$2.43		$2.40		$2.55
Average Sales Price per Barrel of Oil	$64.17		$66.38		$46.18
Average Sales Price per Mcf of Gas (after hedging)	$2.44		$2.52		$2.95
Average Sales Price per Barrel of Oil (after hedging)	$61.65		$58.66		$53.87
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.88		$0.91		$0.96
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	580		488		475

(1)
Average sales prices per Mcf of gas reflect sales of gas in the Marcellus and Utica Shale fields. The Marcellus Shale fields (which exceed 15% of total reserves at September 30, 2019, 2018 and 2017) contributed 447 MMcfe, 412 MMcfe and 399 MMcfe of daily production in 2019, 2018 and 2017, respectively. The average lifting costs (per Mcfe) were $0.68 in 2019, $0.69 in 2018 and $0.71 in 2017. The Utica Shale fields (which exceed 15% of total reserves at September 30, 2019 and 2018) contributed 88 MMcfe and 26 MMcfe of daily production in 2019 and 2018, respectively. The average lifting costs (per Mcfe) were $0.63 in 2019 and $0.64 in 2018.

Productive Wells

	Appalachian Region		West Coast Region		Total Company
At September 30, 2019	Gas	Oil	Gas	Oil	Gas	Oil
Productive Wells — Gross	514	—	—	1,946	514	1,946
Productive Wells — Net	409	—	—	1,914	409	1,914

Developed and Undeveloped Acreage

At September 30, 2019	Appalachian Region		West Coast Region	Total Company
Developed Acreage
— Gross	532,116		17,403	549,519
— Net	523,073		15,769	538,842
Undeveloped Acreage
— Gross	349,867		120	349,987
— Net	334,856		8	334,864
Total Developed and Undeveloped Acreage
— Gross	881,983		17,523	899,506
— Net	857,929	(1)	15,777	873,706

(1)
Of the 857,929 Total Developed and Undeveloped Net Acreage in the Appalachian region as of September 30, 2019, there are a total of 800,747 net acres in Pennsylvania. Of the 800,747 total net acres in Pennsylvania, shale development in the Marcellus, Utica or Geneseo shales has occurred on approximately 62,481 net acres, or 7.8% of Seneca’s total net acres in Pennsylvania. The high amount of developed acreage in the table largely reflects development in the Upper Devonian geological formation and masks the potential for development beneath this formation, which includes the Marcellus, Utica and Geneseo shales.

As of September 30, 2019, the aggregate amount of gross undeveloped acreage expiring in the next three years and thereafter are as follows: 935 acres in 2020 (823 net acres), 169 acres in 2021 (21 net acres), 468 acres in 2022 (468 net acres) and 36,719 acres thereafter (34,958 net acres). The remaining 311,696 gross acres (298,594 net acres) represent non-expiring oil and gas rights owned by the Company. Of the acreage that is currently scheduled to expire in 2020, 2021 and 2022, Seneca has 4.5 Bcf of associated proved undeveloped gas reserves. As a part of its management approved development plan, Seneca generally commences development of these reserves prior to the expiration of the leases and/or proactively extends/renews these leases.
Drilling Activity

	Productive			Dry
For the Year Ended September 30	2019	2018	2017	2019	2018	2017
United States
Appalachian Region
Net Wells Completed
— Exploratory	—	4.00	9.00	—	—	—
— Development(1)	40.00	41.40	25.40	7.00	9.00	3.00
West Coast Region
Net Wells Completed
— Exploratory	—	—	—	—	—	—
— Development	44.00	15.00	14.00	1.00	—	—
Total Company
Net Wells Completed
— Exploratory	—	4.00	9.00	—	—	—
— Development	84.00	56.40	39.40	8.00	9.00	3.00

(1)
Fiscal 2019 Appalachian region dry wells include 3 net wells drilled in 2011 that were never completed under a joint venture in which the Company was the nonoperator. The Company became the operator of the properties in 2017 and plugged and abandoned the wells in 2019 after the Company determined it would not continue development activities. The remaining 4 dry wells in fiscal 2019, 9 dry wells in 2018 and 3 dry wells in 2017 relate to plugged and abandoned well locations where preparatory top-hole drilling operations had commenced but further development activities (e.g., vertical and horizontal drilling, hydraulic fracturing, etc.) did not proceed as a result of changes to the Company’s development plans.
Present Activities

At September 30, 2019	Appalachian Region	West Coast Region	Total Company
Wells in Process of Drilling(1)
— Gross	72.00	—	72.00
— Net	60.34	—	60.34

(1)	Includes wells awaiting completion.

Item 3	Legal Proceedings
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
For a discussion of various environmental and other matters, refer to Part II, Item 7, MD&A and Item 8 at Note J — Commitments and Contingencies.
For a discussion of certain rate matters involving the NYPSC, refer to Part II, Item 7, MD&A of this report under the heading "Other Matters - Rate and Regulatory Matters."

Item 4	Mine Safety Disclosures
Not Applicable.

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At September 30, 2019, there were 10,359 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange under the trading symbol "NFG". Information regarding the market for the Company’s common equity and related stockholder matters appears under Item 12 at Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 8 at Note F — Capitalization and Short-Term Borrowings.
On July 1, 2019, the Company issued a total of 8,270 unregistered shares of Company common stock to the ten non-employee directors of the Company then serving on the Board of Directors of the Company, consisting of 827 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended September 30, 2019. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs(b)
July 1-31, 2019	10,209	$51.94	—	6,971,019
Aug. 1-31, 2019	11,747	$46.47	—	6,971,019
Sept. 1-30, 2019	11,181	$49.15	—	6,971,019
Total	33,137	$49.06	—	6,971,019

(a)
Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes.  During the quarter ended September 30, 2019, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 33,137 shares purchased other than through a publicly announced share repurchase program, 32,861 were purchased for the Company’s 401(k) plans and 276 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.

(b)
In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock. The repurchase program has no expiration date. The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

Performance Graph
The following graph compares the Company’s common stock performance with the performance of the S&P 500 Index, the S&P Mid Cap 400 Gas Utility Index and the S&P 1500 Oil & Gas Exploration & Production Index for the period September 30, 2014 through September 30, 2019. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on September 30, 2014 and that all dividends were reinvested.

	2014	2015	2016	2017	2018	2019
National Fuel	$100	$73	$82	$88	$90	$78
S&P 500 Index	$100	$99	$115	$136	$160	$167
S&P Mid Cap 400 Gas Utility Index (S4GASU)	$100	$104	$131	$152	$172	$178
S&P 1500 Oil & Gas Exp & Prod Index (S15OILP)	$100	$57	$68	$60	$75	$49
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

Item 6	Selected Financial Data

	Year Ended September 30
	2019	2018	2017	2016	2015
	(Thousands, except per share amounts and number of registered shareholders)
Summary of Operations
Operating Revenues:
Utility and Energy Marketing Revenues	$860,985	$812,474	$755,485	$624,602	$860,618
Exploration and Production and Other Revenues	636,528	569,808	617,666	611,766	696,709
Pipeline and Storage and Gathering Revenues	195,819	210,386	206,730	216,048	203,586
	1,693,332	1,592,668	1,579,881	1,452,416	1,760,913
Operating Expenses:
Purchased Gas	386,265	337,822	275,254	147,982	349,984
Operation and Maintenance:
Utility and Energy Marketing	171,472	168,885	169,731	192,512	203,249
Exploration and Production and Other	147,457	139,546	141,010	160,201	184,024
Pipeline and Storage and Gathering	111,783	101,338	90,918	88,801	82,730
Property, Franchise and Other Taxes	88,886	84,393	84,995	81,714	89,564
Depreciation, Depletion and Amortization	275,660	240,961	224,195	249,417	336,158
Impairment of Oil and Gas Producing Properties	—	—	—	948,307	1,126,257
	1,181,523	1,072,945	986,103	1,868,934	2,371,966
Operating Income (Loss)	511,809	519,723	593,778	(416,518)	(611,053)
Other Income (Expense):
Other Income (Deductions)	(15,542)	(21,174)	(29,777)	14,055	11,961
Interest Expense on Long-Term Debt	(101,614)	(110,946)	(116,471)	(117,347)	(95,916)
Other Interest Expense	(5,142)	(3,576)	(3,366)	(3,697)	(3,555)
Income (Loss) Before Income Taxes	389,511	384,027	444,164	(523,507)	(698,563)
Income Tax Expense (Benefit)	85,221	(7,494)	160,682	(232,549)	(319,136)
Net Income (Loss) Available for Common Stock	$304,290	$391,521	$283,482	$(290,958)	$(379,427)
Per Common Share Data
Basic Earnings (Loss) per Common Share	$3.53	$4.56	$3.32	$(3.43)	$(4.50)
Diluted Earnings (Loss) per Common Share	$3.51	$4.53	$3.30	$(3.43)	$(4.50)
Dividends Declared	$1.72	$1.68	$1.64	$1.60	$1.56
Dividends Paid	$1.71	$1.67	$1.63	$1.59	$1.55
Dividend Rate at Year-End	$1.74	$1.70	$1.66	$1.62	$1.58
At September 30:
Number of Registered Shareholders	10,359	10,751	11,211	11,751	12,147

	Year Ended September 30
	2019	2018	2017	2016	2015
	(Thousands, except per share amounts and number of registered shareholders)
Net Property, Plant and Equipment
Exploration and Production	$1,731,862	$1,370,340	$1,196,521	$1,083,804	$2,126,265
Pipeline and Storage	1,683,038	1,583,699	1,524,197	1,463,541	1,387,516
Gathering	523,219	493,694	455,701	439,660	400,409
Utility	1,512,983	1,469,645	1,435,414	1,403,286	1,351,504
All Other	56,245	57,562	59,463	60,799	62,393
Corporate	2,163	2,203	2,778	3,392	3,808
Total Net Plant	$5,509,510	$4,977,143	$4,674,074	$4,454,482	$5,331,895
Total Assets	$6,462,157	$6,036,486	$6,103,320	$5,636,387	$6,564,939
Capitalization
Comprehensive Shareholders’ Equity	$2,139,025	$1,937,330	$1,703,735	$1,527,004	$2,025,440
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,133,718	2,131,365	2,083,681	2,086,252	2,084,009
Total Capitalization	$4,272,743	$4,068,695	$3,787,416	$3,613,256	$4,109,449

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being utilized for, and benefiting from, the production and transportation of natural gas from the Appalachian basin. Current development activities are focused primarily in the Marcellus and Utica Shale. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian basin to markets in Canada and the eastern United States. The Company's efforts in this regard are not limited to affiliated projects. The Company has also been designing and building pipeline projects for the transportation of natural gas for non-affiliated natural gas producers in the Appalachian basin. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for four business segments: Exploration and Production, Pipeline and Storage, Gathering and Utility. The Company previously reported financial results for five business segments: Exploration and Production, Pipeline and Storage, Gathering, Utility and Energy Marketing. However, management has made the decision to eliminate the Energy Marketing segment as a reportable segment based on the fact that the energy marketing operations do not meet any of the quantitative thresholds specified by authoritative guidance related to segment reporting. Furthermore, from a qualitative standpoint, management’s focus has changed regarding the energy marketing operations, and management no longer considers the energy marketing operations to be integral to the overall operations of the Company. As a result of this change in focus and the fact that the energy marketing operations cannot be aggregated into one of the other four reportable business segments, the energy marketing operations have been included in the All Other category in the disclosures that follow. Prior year segment information shown below has been restated to reflect this change in presentation. Refer to Item 1, Business, for a more detailed description of each of the segments.
Corporate Responsibility
The Board of Directors and management recognize that the long-term interests of stockholders are served by considering the interests of customers, employees and the communities in which the Company operates. In addition, the Company strives to comply with all applicable legal and regulatory requirements and to adhere to high standards of ethics and integrity. The Board retains oversight of safety, environmental, social, cybersecurity and corporate governance risks, among other areas central to corporate responsibility. An important aspect of that oversight is the Enterprise Risk Management process, which informs the strategic planning process. Management reports quarterly to the Board on significant risk categories.
The Board directs management to integrate corporate responsibility concerns into decision-making throughout the organization. The Company takes very seriously its role as a corporate citizen and remains committed to the welfare of the areas in which it operates, as it has for over 100 years. Toward that end, the Company has affirmed six “Guiding Principles” (Safety, Environmental Stewardship, Community, Innovation, Satisfaction and Transparency). These principles reflect and promote a culture that is committed to the tenets of corporate responsibility. Further information concerning these principles can be found on the Company's Corporate Responsibility site at http://responsibility.natfuel.com.
The Company recognizes the ongoing debate and developments surrounding climate change, including statutory, regulatory, physical, technological and operational risks, as well as corresponding opportunities. The Board and management consider these risks and opportunities in their strategic and capital spending decision process. Further, since the Company operates an integrated business with assets being utilized for, and benefiting from, the production, transportation and consumption of natural gas, the Board and management consider the impact of climate change developments on future natural gas usage.
The U.S. Energy Information Administration (EIA) provides relevant data and projections in this regard. The EIA’s 2019 International Energy Outlook projects that worldwide natural gas consumption will increase more than 40% from 2018 through 2040. Natural gas is a versatile fuel and this increase is projected to impact all sectors, with the largest increases seen in the industrial and electric generation sectors. The EIA’s 2019 Annual Energy Outlook further projects that, beginning in 2020, the U.S. will become a net energy exporter due mainly to large increases in natural gas production and exportation of liquefied natural gas. The EIA also projects that U.S. electricity generation from natural gas will continue to increase through 2050 and will then account for the largest share of total energy production. The EIA anticipates that shale gas and tight oil production could potentially account for 90% of U.S. natural gas production by 2050 due to the “sheer size of the associated resources . . . and improvements in technology that allow for the development of these resources at lower costs.” The EIA anticipates that “total U.S. natural gas production . . . is driven by continued development of the Marcellus and Utica shale plays in the East.”
The Company believes that its conservative approach to capital investments combined with its history, experience, assets, and fully-integrated approach put it in a position for success in the current and evolving regulatory landscape. As recognized by the EIA, natural gas is a clean form of energy when compared to other fossil fuels such as oil or coal with respect to greenhouse gas emissions. In its 2019 New York State Greenhouse Gas Inventory Report, the New York State Energy Research and Development Authority noted that from 1990 to 2016, “emissions from electricity generated in-State dropped 56% during this . . . period, acting as a major driver of New York State’s decreasing GHG emissions. This drop is due in part to the significant decrease in the burning of coal and petroleum products in the electricity generation sector. Emissions from residential, commercial, and industrial buildings also decreased, showing a reduction of approximately 23% from 1990 to 2016." The Company believes that expanded use of natural gas in those sectors significantly contributed to these emissions reductions and that ongoing development of natural gas would help drive a continued reduction in overall greenhouse gas emissions.
The Company recognizes the evolving landscape of international accords and federal, state and local laws and regulations regarding greenhouse gas emissions or climate change initiatives. Changing market conditions, new laws and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. The Company adjusts its approach to capital investment in response to regulatory change. For instance, given what appears to be the imposition of unattainable regulatory standards by the current executive administration and legislature of New York State, the Company is shifting its investment focus away from New York with respect to new pipeline expansion projects.
While natural gas has lower greenhouse gas emissions than other fossil fuels, the natural gas value chain does result in greenhouse gas emissions. The Company recognizes the important role of ongoing system modernization and efficiency in reducing greenhouse gas emissions. The Company’s replacement of older natural gas infrastructure is expected to reduce leaks, enhance system safety, and directly lower greenhouse gas emissions. In its Utility, the Company directs capital spending to infrastructure replacement and to other investments (such as the purchase of vehicles and equipment necessary for that activity) that support its statutory obligation to provide safe and reliable service. As a result of system modernization, the Utility segment, from 2012 to 2018, has seen a 21.5% reduction in greenhouse gas emissions, primarily methane, reported to the EPA under Subpart W of 40 CFR Part 98. In its Pipeline and Storage businesses, a significant portion of the capital budget is spent on modernization, including leveraging expansion projects to also upgrade existing infrastructure. In its Exploration and Production segment, the Company has implemented initiatives throughout the drilling process that are aimed at minimizing greenhouse gas emissions and improving air quality, including green completion techniques and deploying leak detection technologies. Likewise, the Exploration and Production segment recognizes the importance of efficient and innovative water sourcing, handling and recycling. To assist in water management, the Company established a water logistics company, Highland Field Services, to improve its water resourcing and recycling capabilities.
The Company also works with various regulatory commissions to develop ratemaking initiatives to increase end use efficiency while reducing downside risk from demand fluctuation. In addition, in 2018 subsidiaries of the Company’s Utility, Pipeline and Storage, Midstream and Exploration and Production segments all joined the EPA's Natural Gas STAR Methane Challenge Program. This voluntary program within the energy industry is designed to provide a transparent platform for utilities, pipeline and storage companies, and energy producers to make, track and communicate commitments to reduce methane emissions.
Fiscal 2019 Highlights
This Item 7, MD&A, provides information concerning:

1.	The critical accounting estimates of the Company;

2.	Changes in revenues and earnings of the Company under the heading, “Results of Operations;”

3.	Operating, investing and financing cash flows under the heading “Capital Resources and Liquidity;”

4.	Off-Balance Sheet Arrangements;

5.	Contractual Obligations; and

6.
Other Matters, including: (a) 2019 and projected 2020 funding for the Company’s pension and other post-retirement benefits; (b) disclosures and tables concerning market risk sensitive instruments; (c) rate and regulatory matters in the Company’s New York, Pennsylvania and FERC-regulated jurisdictions; (d) environmental matters; and (e) new authoritative accounting and financial reporting guidance.

The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report, which includes a comparison of our Results of Operations and Capital Resources and Liquidity for fiscal 2019 and fiscal 2018. For a discussion of the Company's earnings, refer to the Results of Operations section below. A discussion of changes in the Company’s results of operations from fiscal 2017 to fiscal 2018 has been omitted from this Form 10-K, but may be found in Item 7, MD&A, of the Company’s Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on November 16, 2018, with the exception of a comparison of results of operations from fiscal 2017 to fiscal 2018 that is included in this Form 10-K for the All Other and Corporate operations, which have been restated to include energy marketing operations as a result of the Company’s change in segment reporting noted above.
The Company continues to pursue development projects to expand its Pipeline and Storage segment. One project on Empire’s system, referred to as the Empire North Project, would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line. Project construction is under way. The Empire North Project has a projected in-service date in the fourth quarter of fiscal 2020 and an estimated cost of approximately $145 million. Another project on Supply Corporation’s system, referred to as the FM100 Project, will upgrade 1950’s era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity on Supply Corporation’s system in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean

County, Pennsylvania to the Transcontinental Gas Pipe Line Company, LLC system at Leidy, Pennsylvania. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. These and other projects are discussed in more detail in the Capital Resources and Liquidity section that follows.
On February 3, 2017, the Company, in its Pipeline and Storage segment, received FERC approval of a project to move significant prospective Marcellus production from Seneca’s Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with Tennessee Gas Pipeline’s 200 Line in East Aurora, New York (“Northern Access project”). In light of numerous legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. For further discussion of the Northern Access project, refer to Item 8 at Note J — Commitments and Contingencies.
The Company's Exploration and Production segment continues to grow, as evidenced by a 23% growth in proved reserves from the prior year to a total of 3,099 Bcfe at September 30, 2019. However, given the current low commodity price environment, Seneca intends to move from a 3-rig development program to a 2-rig development program in the Appalachian region during fiscal 2020. While this will result in lower capital spending in this segment, Seneca still anticipates an increase in natural gas production during fiscal 2020. More detail regarding the Exploration and Production segment’s capital expenditures in fiscal 2019 and beyond are discussed in the Capital Resources and Liquidity section that follows.
From a rate perspective, Empire reached a settlement in principle with its customers in December 2018 with regard to Empire's Section 4 rate case. The Empire settlement was approved on May 3, 2019. Empire received permission to implement the new rates effective January 1, 2019. This resulted in $3.5 million of additional revenue during the year ended September 30, 2019. Based on current contracts, the settlement is estimated to increase Empire's revenues on a yearly basis by approximately $4.6 million. Supply Corporation filed a Section 4 rate case on July 31, 2019. For further discussion of Supply Corporation and Empire rate matters, refer to the Rate and Regulatory Matters section below.
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
From a financing perspective, the Company expects to use cash on hand, cash from operations and short-term debt to meet its capital expenditure needs for fiscal 2020 and may issue long-term debt during fiscal 2020 as needed.
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
In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in oil and gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment charge must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. At September 30, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $381.2 million. The 12-month average of the first day of the month price for crude oil for each month during 2019, based on posted Midway Sunset prices, was $61.68 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during 2019, based on the quoted Henry Hub spot price for natural gas, was $2.87 per MMBtu. (Note — because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for 2019. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.)  The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amounts the ceiling would have exceeded the book value of the Company's oil and gas properties at September 30, 2019 if natural gas prices were $0.25 per MMBtu lower than the average prices used at September 30, 2019, if crude oil prices were $5 per Bbl lower than the average prices used at September 30, 2019, and if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at September 30, 2019 (all amounts are presented after-tax). In all cases, these price decreases would not have resulted in an impairment charge. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes

(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices
Excess of Ceiling over Book Value under Sensitivity Analysis	$138.1	$345.0	$101.8
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
Regulation.  The Company is subject to regulation by certain state and federal authorities. The Company, in its Utility and Pipeline and Storage segments, has accounting policies which conform to the FASB authoritative guidance regarding accounting for certain types of regulations, and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting principles for certain types of rate-regulated activities provide that certain actual or anticipated costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item. For further discussion of the Company’s regulatory assets and liabilities, refer to Item 8 at Note D — Regulatory Matters.
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
Changes in actuarial assumptions and actuarial experience could also have an impact on the benefit obligation and the funded status related to the Company’s pension and other post-retirement benefits and could impact the Company’s equity. For example, the discount rate used to determine benefit obligations of the Company's other post-retirement benefits changed from 4.31% in 2018 to 3.17% in 2019. The change in the discount rate from 2018 to 2019 increased the accumulated post-retirement benefit obligation by $57.2 million. The discount rate used to determine benefit obligations of the Retirement Plan changed from 4.30% in 2018 to 3.15% in 2019. The change in the discount rate from 2018 to 2019 increased the Retirement Plan projected benefit obligation by $128.4 million. Other examples include actual versus expected return on plan assets, which has an impact on the funded status of the plans, and actual versus expected benefit payments, which has an impact on the pension plan projected benefit obligation and the accumulated post-retirement benefit obligation. The actual return on Retirement Plan assets for 2019 was higher than the expected return, which resulted in an increase to the funded status of the Retirement Plan ($15.0 million). The actual return on the VEBA trusts and 401(h) account assets for 2019 was lower than expected return, which resulted in a decrease to the funded status of the VEBA trusts and 401(h) accounts ($0.2 million). The actual versus expected benefit payments for 2019 caused a decrease of $5.1 million to the accumulated post-retirement benefit obligation. In addition, changes in per-capita claim costs, premiums, retiree contributions and retiree drug subsidy assumptions in order to better reflect anticipated experience based on actual experience resulted in a decrease to the accumulated post-retirement benefit obligation of $18.4 million. In calculating the projected benefit obligation for the Retirement Plan and the accumulated post-retirement benefit obligation, the actuary takes into account the average remaining service life of active participants. The average remaining service life of active participants is 6 years for the Retirement Plan and 5 years for those eligible for other post-retirement benefits. For further discussion of the Company’s pension and other post-retirement benefits, refer to Other Matters in this Item 7, which includes a discussion of funding for the current year, and to Item 8 at Note I — Retirement Plan and Other Post Retirement Benefits.
2017 Tax Reform Act.  On December 22, 2017, the 2017 Tax Reform Act was enacted. The 2017 Tax Reform Act significantly changes the taxation of business entities and included a reduction in the corporate federal income tax rate from 35% to a blended 24.5% for fiscal 2018 and 21% for fiscal 2019 and beyond. As a fiscal year taxpayer, the Company was required to use a blended tax rate for fiscal 2018. For further discussion of the impact of the 2017 Tax Reform Act to the Company, refer to Item 8 at Note E — Income Taxes.

RESULTS OF OPERATIONS
EARNINGS
2019 Compared with 2018
The Company's earnings were $304.3 million in 2019 compared with earnings of $391.5 million in 2018. The decrease in earnings of $87.2 million was primarily a result of lower earnings in the Exploration and Production segment, Pipeline and Storage segment and Gathering segment, as well as a loss in the All Other category. Higher earnings in the Utility segment and Corporate category partially offset these decreases. In the discussion that follows, all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings were impacted by the following events in 2019 and 2018:
2019 Event

•	A $5.0 million remeasurement of accumulated deferred income taxes as a result of the 2017 Tax Reform Act.
2018 Event

•	A $103.5 million remeasurement of accumulated deferred income taxes and a lower statutory rate of 24.5% as a result of the 2017 Tax Reform Act.
2018 Compared with 2017
The Company's earnings were $391.5 million in 2018 compared with earnings of $283.5 million in 2017. The increase in earnings of $108.0 million was primarily a result of higher earnings in the Exploration and Production segment, Gathering segment, Pipeline and Storage segment and Utility segment. Lower earnings in the All Other category, as well as a loss in the Corporate category, partially offset these increases.
Earnings (Loss) by Segment

	Year Ended September 30
	2019	2018	2017
	(Thousands)
Exploration and Production	$111,807	$180,632	$129,326
Pipeline and Storage	74,011	97,246	68,446
Gathering	58,413	83,519	40,377
Utility	60,871	51,217	46,935
Total Reported Segments	305,102	412,614	285,084
All Other	(1,811)	261	1,167
Corporate	999	(21,354)	(2,769)
Total Consolidated	$304,290	$391,521	$283,482

EXPLORATION AND PRODUCTION
Revenues
Exploration and Production Operating Revenues

	Year Ended September 30
	2019	2018
	(Thousands)
Gas (after Hedging)	$482,534	$410,716
Oil (after Hedging)	143,224	148,693
Gas Processing Plant	3,277	4,036
Other	3,705	1,102
Operating Revenues	$632,740	$564,547
Production

	Year Ended September 30
	2019	2018
Gas Production (MMcf)
Appalachia	195,906	160,499
West Coast	1,974	2,407
Total Production	197,880	162,906
Oil Production (Mbbl)
Appalachia	3	4
West Coast	2,320	2,531
Total Production	2,323	2,535
Average Prices

	Year Ended September 30
	2019	2018
Average Gas Price/Mcf
Appalachia	$2.40	$2.36
West Coast	$5.15	$4.86
Weighted Average	$2.43	$2.40
Weighted Average After Hedging(1)	$2.44	$2.52
Average Oil Price/Barrel (Bbl)
Appalachia	$57.14	$57.76
West Coast	$64.18	$66.39
Weighted Average	$64.17	$66.38
Weighted Average After Hedging(1)	$61.65	$58.66

(1)	Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note H — Financial Instruments in Item 8 of this report.
2019 Compared with 2018
Operating revenues for the Exploration and Production segment increased $68.2 million in 2019 as compared with 2018. Gas production revenue after hedging increased $71.8 million primarily due to a 35.0 Bcf increase in gas production partially offset by a $0.08 per Mcf decrease in the weighted average price of gas after hedging. The increase in gas production was largely due to new Marcellus and Utica wells completed and connected to sales in the Western and Eastern Development Areas in the Appalachian region during fiscal 2019 compared to fiscal

2018. Other revenue increased $2.6 million due primarily to the impact of mark-to-market adjustments related to ineffectiveness on oil hedge contracts. These increases to operating revenues were partially offset by a $5.5 million decrease in oil production revenue after hedging. The decrease in oil production revenue after hedging was due to a 212 Mbbl decrease in crude oil production, partially offset by a $2.99 per Bbl increase in the weighted average price of oil after hedging. The decrease in crude oil production was largely due to lower production in the West Coast region after the sale of Seneca's Sespe properties in May 2018. In addition, gas processing plant revenue decreased $0.7 million.
Refer to further discussion of derivative financial instruments in the “Market Risk Sensitive Instruments” section that follows. Refer to the tables above for production and price information.
Earnings
2019 Compared with 2018
The Exploration and Production segment’s earnings for 2019 were $111.8 million, compared with earnings of $180.6 million for 2018, a decrease of $68.8 million. The decrease in earnings was primarily attributable to the impact of the 2017 Tax Reform Act, which resulted in a remeasurement of the segment's accumulated deferred income taxes that lowered income tax expense during fiscal 2018 ($73.7 million). A removal of a valuation allowance related to the 2017 Tax Reform Act during fiscal 2019 resulted in an adjustment to the remeasurement of the segment's accumulated deferred income taxes and lowered income tax expense ($1.0 million). The reduction in the Company's federal statutory rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019 lowered income tax expense on current period earnings ($5.1 million), which was more than offset by items that contributed to higher income tax expense ($5.8 million), including the non-recurrence of a tax benefit realized in fiscal 2018 related to the blended tax rate's impact on temporary differences.
Additionally, earnings decreased due to lower natural gas prices after hedging ($12.4 million), lower crude oil production ($9.4 million), higher depletion expense ($23.0 million), higher production expenses ($18.0 million), higher other operating expenses ($3.5 million), higher other taxes ($2.5 million), and higher interest expense ($1.1 million). The increase in depletion expense was primarily due to the increase in production coupled with a $0.03 per Mcfe increase in the depletion rate. The increase in production expenses was primarily due to increased gathering and transportation costs in the Appalachian region coupled with higher well workover costs in the West Coast region, partially offset by the impact of the aforementioned sale of Seneca's Sespe properties in May 2018 and lower compression costs following the sale of compressor units to Midstream Company in March 2018. The increase in other operating expenses was largely due to an increase in personnel and compensation costs. The increase in other taxes was primarily due to a higher Pennsylvania impact fee as a result of additional wells drilled and a higher average natural gas price for calendar 2018, which is the basis for the impact fee determination.
These factors, which decreased earnings during fiscal 2019 compared to fiscal 2018, were partially offset by higher natural gas production ($66.6 million), higher crude oil prices after hedging ($5.2 million), the impact of mark-to-market adjustments related to hedging ineffectiveness ($2.2 million) and a loss recognized on reacquired debt during fiscal 2018 ($0.7 million). During the fourth quarter of fiscal 2018, the Exploration and Production segment recognized a loss on the redemption of long-term debt for its share of the premium paid by the Company to redeem $250 million of the Company's 8.75% notes that were scheduled to mature in May 2019.

PIPELINE AND STORAGE
Revenues
Pipeline and Storage Operating Revenues

	Year Ended September 30
	2019	2018
	(Thousands)
Firm Transportation	$207,935	$222,908
Interruptible Transportation	1,249	1,422
	209,184	224,330
Firm Storage Service	75,481	74,486
Interruptible Storage Service	3	23
	75,484	74,509
Other	3,615	1,487
	$288,283	$300,326
Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2019	2018
Firm Transportation	718,294	764,320
Interruptible Transportation	2,163	3,546
	720,457	767,866
2019 Compared with 2018
Operating revenues for the Pipeline and Storage segment decreased $12.0 million in 2019 as compared with 2018. The decrease in operating revenues was primarily due to a decrease in transportation revenues of $15.1 million, partially offset by an increase in storage revenue of $1.0 million and an increase in other revenues of $2.1 million. The decrease in transportation revenues was primarily attributable to an Empire system transportation contract termination in December 2018 combined with a decline in demand charges for Supply Corporation's transportation services as a result of contract terminations, partly offset by an increase in transportation revenues due to an increase in Empire's rates effective January 1, 2019 in accordance with Empire's rate case settlement, which was approved by the FERC on May 3, 2019. The increase in storage revenues was due to reservation charges for storage service from new storage contracts as a result of Supply Corporation's acquisition of the remaining interest in a jointly owned storage field in the third quarter of fiscal 2018. The increase in other revenues was due to proceeds received by Supply Corporation in the first quarter of fiscal 2019 related to a contract termination as a result of a shipper's bankruptcy.
Looking ahead, the Pipeline and Storage segment expects transportation revenues to be negatively impacted in fiscal 2020 by approximately $4.7 million as a result of the Empire system contract termination mentioned above. The contract was not renewed due to a change in market dynamics. However, substantially all of this decline in transportation revenues in fiscal 2020 is expected to be offset by incremental revenues from Supply Corporation's Line N to Monaca Project, which was placed in service on November 1, 2019.
Transportation volume decreased by 47.4 Bcf in 2019 as compared with 2018. The decrease in transportation volume primarily reflected a reduction in capacity utilization by certain contract shippers combined with contract terminations. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

Earnings
2019 Compared with 2018
The Pipeline and Storage segment’s earnings in 2019 were $74.0 million, a decrease of $23.2 million when compared with earnings of $97.2 million in 2018.  The decrease in earnings was primarily due to higher income tax expense ($9.8 million) combined with higher operating expenses ($5.9 million), the earnings impact of lower operating revenues of $9.1 million, as discussed above, an increase in depreciation expense ($1.1 million) and an increase in property taxes ($1.1 million). Income tax expense was higher due to the remeasurement of accumulated deferred income taxes in the quarter ended December 31, 2017 as a result of the 2017 Tax Reform Act, recorded as a $14.1 million reduction to income tax expense in fiscal 2018, which did not recur in fiscal 2019. Partially offsetting this income tax increase was the current period earnings impact of the change in the federal tax rate from a blended rate of 24.5% in fiscal 2018 to 21% for fiscal 2019 ($2.9 million) combined with lower income tax expense ($1.4 million) primarily due to permanent differences related to stock awards during the quarter ended December 31, 2018. The increase in operating expenses primarily reflected an increase in compressor station costs, including overhaul costs, as well as pipeline integrity program expenses, increased personnel costs and a reversal of reserves for preliminary project costs recorded in the quarter ended December 31, 2017 that did not recur. The increase in depreciation expense was due to incremental depreciation expense related to projects that were placed in service within the last year. The increase in property taxes was due to higher town, county and school taxes due to an increase in assessed values from new projects placed in service. These earnings decreases were slightly offset by a decrease in interest expense ($1.7 million) and an increase in other income ($2.4 million). The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Pipeline and Storage segment. The increase in other income was primarily a result of higher non-service pension and post-retirement benefit income and an increase in allowance for funds used during construction (equity component) related to the construction of the Empire North project.
GATHERING
Revenues
Gathering Operating Revenues

	Year Ended September 30
	2019	2018
	(Thousands)
Gathering	$127,064	$107,856
Processing and Other Revenues	11	41
	$127,075	$107,897
Gathering Volume — (MMcf)

	Year Ended September 30
	2019	2018
Gathered Volume	234,760	198,355
2019 Compared with 2018
Operating revenues for the Gathering segment increased $19.2 million in 2019 as compared with 2018, which was driven primarily by a 36.4 Bcf increase in gathered volume. Midstream Company experienced a 15.2 Bcf increase in gathered volume at its Clermont gathering system, a 15.0 Bcf increase in gathered volume at its Trout Run gathering system, and a 10.5 Bcf increase in gathered volume at its Wellsboro gathering system. These increases were partially offset by a 4.0 Bcf decrease in gathered volume at the Covington gathering system and a 0.3 Bcf decrease in gathered volume collectively from the Mt. Jewett, Owl's Nest and Tionesta gathering systems, which were sold on February 1, 2018. The 36.4 Bcf net increase in gathered volume can be attributed to the increase in Seneca's Marcellus and Utica gas production.

Earnings
2019 Compared with 2018
The Gathering segment’s earnings in 2019 were $58.4 million, a decrease of $25.1 million when compared with earnings of $83.5 million in 2018.  The decrease in earnings was primarily attributable to the impact of the 2017 Tax Reform Act in the prior year, which resulted in a remeasurement of the segment’s accumulated deferred taxes that lowered fiscal 2018 income tax expense ($34.5 million). The impact of the 2017 Tax Reform Act in the prior year was partially offset by the reduction in the Company’s federal statutory rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019 ($2.5 million) and the removal of a valuation allowance that resulted in an adjustment to the segment’s accumulated deferred taxes ($0.5 million) in the current year. Other items contributed to a higher effective tax rate in fiscal 2019 ($3.8 million), including the non-recurrence of a deferred state tax benefit realized in the prior year resulting from tax planning and restructuring activities implemented in fiscal 2018.
In addition to the impact of higher income taxes, the Gathering segment’s earnings were impacted by higher operating expenses ($2.1 million) and higher depreciation expense ($2.1 million). The increase in operating expenses was largely due to major overhaul maintenance of compressor units at Clermont gathering system compressor stations during fiscal 2019, higher costs related to the operation of compressor units on the Covington gathering system that were acquired from Seneca in March 2018, and the operation of new facilities on the Trout Run and Wellsboro gathering systems to accommodate the increase in gathered volume. The increase in depreciation expense was due to higher plant balances at the Covington, Trout Run, Clermont, and Wellsboro gathering systems and an impairment recorded during fiscal 2019 relating to Midstream Company’s minority ownership in a non-operated gas processing facility. These earnings decreases were partially offset by the earnings impact of higher gathering revenues ($14.5 million), driven by the increases in gathered volume discussed above.
UTILITY
Revenues
Utility Operating Revenues

	Year Ended September 30
	2019	2018
	(Thousands)
Retail Revenues:
Residential	$536,854	$487,344
Commercial	72,657	67,134
Industrial	4,814	4,090
	614,325	558,568
Off-System Sales	—	358
Transportation	121,747	129,909
Other	(8,630)	(1,309)
	$727,442	$687,526

Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2019	2018
Retail Sales:
Residential	63,828	60,174
Commercial	9,489	9,187
Industrial	702	623
	74,019	69,984
Off-System Sales	—	141
Transportation	76,028	76,828
	150,047	146,953
Degree Days

				Percent (Warmer) Colder Than
Year Ended September 30		Normal	Actual	Normal(1)	Prior Year(1)
2019	Buffalo	6,617	6,699	1.2%	4.8%
	Erie	6,147	5,911	(3.8)%	(1.1)%
2018	Buffalo	6,617	6,391	(3.4)%	12.0%
	Erie	6,147	5,976	(2.8)%	15.4%

(1)	Percents compare actual degree days to normal degree days and actual degree days to actual prior year degree days.
2019 Compared with 2018
Operating revenues for the Utility segment increased $39.9 million in 2019 compared with 2018. The increase largely resulted from a $55.8 million increase in retail gas sales revenues. The increase in retail gas sales revenues was largely a result of an increase in the cost of gas sold (as discussed below), higher throughput (due primarily to the impacts of higher usage and an increase in retail accounts from residential customer growth and the migration of transportation customers to retail), and $4.1 million of revenues related to the system modernization tracker that commenced during 2019 in the segment's New York service territory. This increase was partially offset by an $8.2 million decrease in transportation revenues, a $7.3 million decrease in other revenues, and a $0.4 million decrease in off-system sales. The decrease in transportation revenues was primarily due to the migration of residential customers from transportation sales to retail. The $7.3 million decrease in other revenues was primarily due to a $5.0 million increase in the refund provision recorded during 2019 to refund the net effect of the reduction in the federal income tax rate resulting from the 2017 Tax Reform Act to the Utility segment's customers in accordance with NYPSC and PaPUC regulatory orders, along with the impact of other regulatory revenue adjustments, including an earnings sharing accrual recorded in fiscal 2019 in the segment's New York service territory.
Purchased Gas
The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs are attributed directly to changes in gas sales volume, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $342.8 million and $306.1 million of Purchased Gas expense during 2019 and 2018, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. Purchased Gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period. Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.
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
Earnings
2019 Compared with 2018
The Utility segment’s earnings in 2019 were $60.9 million, an increase of $9.7 million when compared with earnings of $51.2 million in 2018. The increase in earnings was largely attributable to the impacts of higher usage and weather on customer margins ($2.6 million), the system modernization tracker revenues discussed above ($3.1 million), lower non-service pension and post-retirement benefit costs and higher unrealized gains on investments, both of which are included in Other Income (Deductions) ($3.8 million), and lower interest expense ($2.5 million). These increases were partially offset by higher operating expenses ($1.7 million). A new accounting standard was adopted in 2019 requiring non-service pension and post-retirement benefit costs, previously reported as operating expenses, to be reported separately from income and operations. Prior year amounts were restated using amounts disclosed in the Company's consolidated pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements (a "practical expedient"). Accordingly, the earnings increase associated with non-service pension and post-retirement benefit costs included in Other Income (Deductions) was primarily a result of the application of this practical expedient and was substantially offset by higher operating expenses, which were also impacted by the application of this practical expedient. The increase in earnings related to interest expense was due to lower rates on intercompany long-term borrowing resulting from the Company's early redemption of 8.75% notes that were due to mature in May 2019.
The 2017 Tax Reform Act lowered the Company’s statutory federal income tax rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019, which resulted in lower income tax expense on the Utility segment’s fiscal 2019 earnings ($2.3 million). Other items contributed to lower income tax expense in fiscal 2019 ($1.1 million), including a larger income tax benefit relating to the pass-back of deferred taxes to customers that had been collected in rates at the prior statutory federal income tax rate of 35%. These positive earnings impacts, however, were offset by the increase in the refund provision discussed above. The refund provision, which reduced other operating revenues, lowered earnings by $3.8 million.
ALL OTHER AND CORPORATE OPERATIONS
All Other and Corporate operations primarily includes the operations of NFR, the operations of Seneca’s Northeast Division and corporate operations. NFR markets natural gas to industrial, wholesale, commercial, public authority and residential customers primarily in western and central New York and northwestern Pennsylvania. Seneca’s Northeast Division markets timber from its New York and Pennsylvania land holdings.
Earnings
2019 Compared with 2018
All Other and Corporate operations recorded a loss of $0.8 million in 2019, which was $20.3 million lower than the loss of $21.1 million in 2018. The decrease in loss was primarily attributable to the impact of the 2017 Tax Reform Act, which resulted in a remeasurement of accumulated deferred income taxes that increased income tax expense for the year ended September 30, 2018 ($18.8 million). During fiscal 2019, the removal of a valuation allowance related to the 2017 Tax Reform Act resulted in an adjustment to the remeasurement of the Corporate and All Other category's accumulated deferred income taxes and lowered fiscal 2019 income tax expense ($3.5 million). Lower interest expense ($1.9 million) and a lower effective tax rate ($1.5 million) also contributed to the decrease in loss.
The positive earnings impact of the items discussed above were partially offset by lower energy marketing margin ($3.8 million) and the impact of a net unrealized loss recognized on investments in equity securities for the year ended September 30, 2019 ($1.6 million). Energy marketing margin was negatively impacted by a decline in the benefit NFR realized from its contracts for storage capacity and by stronger natural gas prices at local purchase points relative to NYMEX-based sales contracts. Unrealized gains and losses on investments in equity securities are now recognized in earnings following the adoption of authoritative accounting guidance effective October 1, 2018. These unrealized gains and losses had previously been recorded as other comprehensive income.
2018 Compared with 2017
All Other and Corporate operations recorded a loss of $21.1 million in 2018, which was $19.5 million higher than the loss of $1.6 million in 2017. The increase in loss was primarily attributable to the impact of the 2017 Tax Reform Act, which resulted in a remeasurement of accumulated deferred income taxes ($18.8 million) and lowered the Company's federal tax rate, reducing the income tax benefit realized in fiscal 2018 ($0.6 million).
INTEREST CHARGES
Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Interest on long-term debt decreased $9.3 million in 2019 as compared to 2018. This decrease was primarily due to a decrease in the weighted average interest rate on long-term debt outstanding. The Company issued $300 million of 4.75% notes in August 2018 and repaid $250 million of 8.75% notes in September 2018.
CAPITAL RESOURCES AND LIQUIDITY
The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

	Year Ended September 30
	2019	2018
	(Millions)
Provided by Operating Activities	$694.5	$615.3
Capital Expenditures	(788.9)	(584.0)
Net Proceeds from Sale of Oil and Gas Producing Properties	—	55.5
Other Investing Activities	(10.3)	(0.3)
Reduction of Long-Term Debt	—	(566.5)
Change in Notes Payable to Banks and Commercial Paper	55.2	—
Net Proceeds from Issuance of Long-Term Debt	—	295.0
Net Proceeds from Issuance (Repurchase) of Common Stock	(8.9)	4.1
Dividends Paid on Common Stock	(147.4)	(143.3)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(205.8)	$(324.2)
OPERATING CASH FLOW
Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes and stock-based compensation.
Cash provided by operating activities in the Utility and Pipeline and Storage segments may vary substantially from year to year because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-

recovered purchased gas costs and weather may also significantly impact cash flow. The impact of weather on cash flow is tempered in the Utility segment’s New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by the straight fixed-variable rate design used by Supply Corporation and Empire.
Cash provided by operating activities in the Exploration and Production segment may vary from year to year as a result of changes in the commodity prices of natural gas and crude oil as well as changes in production. The Company uses various derivative financial instruments, including price swap agreements and futures contracts in an attempt to manage this energy commodity price risk.
Net cash provided by operating activities totaled $694.5 million in 2019, an increase of $79.2 million compared with the $615.3 million provided by operating activities in 2018. The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Exploration and Production and Gathering segments due to higher cash receipts from natural gas production and gathering services in the Appalachian region. It also reflects higher cash provided by operating activities in the Pipeline and Storage and Exploration and Production segments due to the receipt of federal tax refunds during fiscal 2019. Additionally, the Gathering segment experienced a decrease in income tax payments during fiscal 2019 compared to fiscal 2018. While the Utility segment experienced a decrease in cash provided by operating activities due to the timing of gas cost recovery, this impact was partially offset by the receipt of federal tax refunds during fiscal 2019.
INVESTING CASH FLOW
Expenditures for Long-Lived Assets
The Company’s expenditures for long-lived assets, including non-cash capital expenditures, totaled $781.2 million and $600.6 million in 2019 and 2018, respectively. The table below presents these expenditures:

	Year Ended September 30
	2019		2018
	(Millions)
Exploration and Production:
Capital Expenditures	$491.9	(1)	$380.7	(2)
Pipeline and Storage:
Capital Expenditures	143.0	(1)	92.8	(2)
Gathering:
Capital Expenditures	49.7	(1)	61.7	(2)
Utility:
Capital Expenditures	95.8	(1)	85.7	(2)
All Other and Corporate:
Capital Expenditures	0.8		0.2
Eliminations	—		(20.5)
Total Expenditures	$781.2		$600.6

(1)
2019 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $38.0 million, $23.8 million, $6.6 million and $12.7 million, respectively, of non-cash capital expenditures.

(2)
2018 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $51.3 million, $21.9 million, $6.1 million and $9.5 million, respectively, of non-cash capital expenditures.

Exploration and Production
In 2019, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures and included approximately $460.5 million for the Appalachian region (including $201.0 million in the Marcellus Shale area and $243.4 million in the Utica Shale area) and $31.4 million for the West Coast region. These amounts included approximately $246.0 million spent to develop proved undeveloped reserves.

In 2018, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures and included approximately $353.5 million for the Appalachian region (including $225.8 million in the Marcellus Shale area and $114.1 million in the Utica Shale area) and $27.2 million for the West Coast region. These amounts included approximately $182.3 million spent to develop proved undeveloped reserves.
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
The Company also sold certain properties under a joint development agreement with IOG CRV - Marcellus, LLC that provided proceeds of $17.3 million and $26.6 million in fiscal 2018 and fiscal 2017, respectively. These proceeds were accounted for as a reduction of capitalized costs and are included in Net Proceeds from Sale of Oil and Gas Producing Properties on the Consolidated Statement of Cash Flows for fiscal 2018 and fiscal 2017.
Pipeline and Storage
The majority of the Pipeline and Storage segment’s capital expenditures for 2019 were related to additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2019 include expenditures related to Empire's Empire North Project ($26.2 million) and Supply Corporation's Line N to Monaca Project ($16.6 million), as discussed below.
The majority of the Pipeline and Storage segment’s capital expenditures for 2018 were related to additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2018 include expenditures related to Supply Corporation's Line D Expansion project ($14.5 million).
Gathering
The majority of the Gathering segment's capital expenditures for 2019 were for the continued expansion of Midstream Company's Trout Run gathering system, Midstream Company's Clermont gathering system and Midstream Company's Wellsboro gathering system, as discussed below. Midstream Company spent $26.6 million, $9.2 million and $11.5 million, respectively, in 2019 on the development of the Trout Run, Clermont and Wellsboro gathering systems. These expenditures were largely attributable to the continued development of centralized station facilities, including increased compression horsepower at the Trout Run and Clermont gathering systems and a new natural gas dehydration plant at the Wellsboro gathering system.
The majority of the Gathering segment's capital expenditures for 2018 were for the purchase of two compressor stations for Midstream Company's Covington gathering system as well as the continued expansion of the Trout Run gathering system and Clermont gathering system. Midstream Company spent $27.0 million and $14.8 million, respectively, in 2018 on the development of the Trout Run and Clermont gathering systems.
Utility
The majority of the Utility segment’s capital expenditures for 2019 and 2018 were made for main and service line improvements and replacements, as well as main extensions.

Estimated Capital Expenditures
The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2020	2021	2022
	(Millions)
Exploration and Production(1)	$435	$400	$400
Pipeline and Storage	200	255	120
Gathering	45	35	25
Utility	95	105	105
All Other	—	—	—
	$775	$795	$650

(1)
Includes estimated expenditures for the years ended September 30, 2020, 2021 and 2022 of approximately $251 million, $152 million and $132 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.

Exploration and Production
Estimated capital expenditures in 2020 for the Exploration and Production segment include approximately $405 million for the Appalachian region and $30 million for the West Coast region.
Estimated capital expenditures in 2021 for the Exploration and Production segment include approximately $370 million for the Appalachian region and $30 million for the West Coast region.
Estimated capital expenditures in 2022 for the Exploration and Production segment include approximately $370 million for the Appalachian region and $30 million for the West Coast region.
Pipeline and Storage
Capital expenditures for the Pipeline and Storage segment in 2020 through 2022 are expected to include: construction of new pipeline and compressor stations to support expansion projects, the replacement of transmission and storage lines, the reconditioning of storage wells and improvements of compressor stations. Expansion projects where the Company has begun to make significant investments of preliminary survey and investigation costs and/or where shipper agreements have been executed are described below.
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
Supply Corporation completed a project to provide incremental natural gas transportation services from Line N to the ethane cracker facility being constructed by Shell Chemical Appalachia, LLC in Potter Township, Pennsylvania ("Line N to Monaca Project"), with transportation service beginning on November 1, 2019.  This project involved construction of a 4.5 mile pipeline extension from Line N to the facility and has resulted in Supply Corporation securing incremental firm transportation capacity commitments totaling 133,000 Dth per day on Line N and on the pipeline extension to the facility.  Supply Corporation was authorized to pursue the project by FERC under its blanket certificate as of May 30, 2018. As of September 30, 2019, approximately $18.8 million had been capitalized as Construction Work in Progress for this project. The final project cost is estimated to be $24.5 million. The remaining expenditures expected to be spent in fiscal 2020 are included in Pipeline and Storage estimated capital expenditures in the table above.
Empire concluded an Open Season on November 18, 2015, and has designed a project that would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line (“Empire North Project”). This project is fully subscribed under long term agreements and received the FERC Section 7(c) certificate on March 7, 2019. Project construction is under way. The Empire North Project has a projected in-service date in the fourth quarter of fiscal 2020 and an estimated capital cost of approximately $145 million.  As of September 30, 2019, approximately $45.4 million has been capitalized as Construction Work in Progress for this project, including $19.9 million of costs transferred from the Northern Access Project, which is discussed below. The remaining expenditures expected to be spent are included in Pipeline and Storage estimated capital expenditures in the table above.
Supply Corporation has developed its FM100 Project, which will upgrade 1950's era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. A precedent agreement has been executed by Supply Corporation and Transco whereby this additional capacity is expected to be leased by Transco and become part of a Transco expansion project ("Leidy South") that will create incremental transportation capacity to Transco Zone 6 markets. Seneca is the anchor shipper on Leidy South, providing Seneca with an outlet to premium markets for its Marcellus and Utica production from both the Clermont-Rich Valley and Trout Run-Gamble areas. Supply Corporation filed a Section 7(c) application with the FERC in July 2019. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2019, approximately $2.9 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at September 30, 2019.
Supply Corporation and Empire have developed a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). The United States Court of Appeals for the Second Circuit (the “Second Circuit Court of Appeals”) held in the Company’s favor in its appeal of this decision, vacating the NYDEC denial and remanding to the NYDEC. The NYDEC subsequently issued a second denial, which the Company has appealed to the Second Circuit Court of Appeals. The court has held this appeal in abeyance pending the outcome of the FERC waiver appeal, described below. While the Company’s initial appeal was pending before the Second Circuit Court of Appeals, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order, and FERC's decisions have been appealed and are pending in a separate action before the Second Circuit Court of Appeals. In addition, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company remains committed to the project. In light of these pending legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. The Company will update the $500 million preliminary cost estimate when there is further clarity on that date. As of September 30, 2019, approximately $57.6 million has been spent on the Northern Access project, including $23.2 million that has been spent to study the project, for which no reserve has been established. The remaining $34.4 million spent on the project has been capitalized as Construction Work in Progress.
Gathering
The majority of the Gathering segment capital expenditures in 2020 through 2022 are expected to be for construction and expansion of gathering systems, as discussed below.
NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Company, continues to develop an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The Clermont gathering system was initially placed in service in July 2014. The current system consists of three compressor stations and backbone and in-field gathering pipelines. The total cost estimate for the continued buildout will be dependent on the nature and timing of Seneca's long-term plans. Estimated capital expenditures in 2020 through 2022 include anticipated expenditures in the range of $45 million to $65 million for the continued expansion of the Clermont gathering system.
NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Company, continues to develop its Trout Run gathering system in Lycoming County, Pennsylvania. The Trout Run gathering system was initially placed in service in May 2012. The current system consists of three compressor stations and backbone and in-field gathering pipelines.  Estimated capital expenditures in 2020 through 2022 include anticipated expenditures in the range of $15 million to $30 million for the continued expansion of the Trout Run gathering system.
NFG Midstream Wellsboro, LLC, a wholly owned subsidiary of Midstream Company, continues to develop its Wellsboro gathering system in Tioga County, Pennsylvania. The current system consists of a dehydration and metering station and backbone and in-field gathering pipelines. Estimated capital expenditures in 2020 through 2022 include anticipated expenditures in the range of $15 million to $30 million for the continued expansion of the Wellsboro gathering system.
Utility
Capital expenditures for the Utility segment in 2020 through 2022 are expected to be concentrated in the areas of main and service line improvements and replacements and, to a lesser extent, the purchase of new equipment.
Project Funding
Over the past two years, the Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment and Utility segment capital expenditures, with cash from operations as well as proceeds received from the sale of oil and gas assets. Going forward, while the Company expects to use cash on hand, cash from operations and short-term debt to finance these projects, the Company may issue long-term debt as necessary during fiscal 2020 to help meet its capital expenditures needs. The level of short-term and long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.
 The Company continuously evaluates capital expenditures and potential investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, natural gas storage facilities and the expansion of natural gas transmission line capacities, regulated utility assets and other opportunities as they may arise. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.
FINANCING CASH FLOW
Consolidated short-term debt increased $55.2 million when comparing the balance sheet at September 30, 2019 to the balance sheet at September 30, 2018. The maximum amount of short-term debt outstanding during the year ended September 30, 2019 was $67.9 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At September 30, 2019, the Company had outstanding commercial paper of $55.2 million. The Company did not have any outstanding short-term notes payable to banks at September 30, 2019.
On October 25, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of 12 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through October 25, 2023. The Company also has uncommitted lines of credit with financial institutions for general corporate purposes. Borrowings under these uncommitted lines of credit would be made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institution and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. Other financial institutions may also provide the Company with uncommitted or discretionary lines of credit in the future.
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $250 million. At September 30, 2019, the Company’s debt to capitalization ratio (as calculated under the facility) was .51. The constraints specified in the Credit Agreement would have permitted an additional $1.78 billion in short-term and/or long-term debt to be outstanding at September 30, 2019 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2019, the Company did not have any debt outstanding under the Credit Agreement.
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
The Company redeemed $300.0 million of its 6.50% notes on October 18, 2017 that were scheduled to mature in April 2018. The Company redeemed those notes for $307.0 million, plus accrued interest. The Company financed this redemption with proceeds from its September 27, 2017 issuance of $300.0 million of 3.95% notes due September 15, 2027.
None of the Company’s long-term debt at September 30, 2019 and September 30, 2018 had a maturity date within the next twelve months.
The Company’s embedded cost of long-term debt was 4.69% at both September 30, 2019 and September 30, 2018. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.
Under the Company’s existing indenture covenants at September 30, 2019, the Company would have been permitted to issue up to a maximum of $1.02 billion in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $99.0 million (or 4.6%) of the Company’s long-term debt (as of September 30, 2019) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company's consolidated subsidiaries lease buildings and office space, drilling rigs, compressor equipment, and other miscellaneous assets under cancelable and non-cancelable arrangements. On September 30, 2019, the Company's minimum remaining commitment relating to operating leases was approximately $31.7 million.

CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s expected future contractual cash obligations as of September 30, 2019, and the twelve-month periods over which they occur:

	Payments by Expected Maturity Dates
	2020	2021	2022	2023	2024	Thereafter	Total
	(Millions)
Long-Term Debt, including interest expense(1)	$100.1	$100.1	$579.7	$611.8	$53.2	$1,211.9	$2,656.8
Operating Lease Obligations	$12.4	$2.8	$2.3	$2.3	$2.2	$9.7	$31.7
Purchase Obligations:
Gas Purchase Contracts(2)	$195.9	$15.7	$3.7	$0.2	$—	$—	$215.5
Transportation and Storage Contracts(3)	$60.5	$62.8	$107.5	$110.6	$115.6	$1,098.8	$1,555.8
Exploration and Production Activities(4)	$104.3	$22.2	$1.7	$—	$—	$—	$128.2
Pipeline, Compressor and Gathering Projects	$97.5	$34.9	$6.0	$3.3	$3.3	$11.6	$156.6
Other	$19.1	$12.6	$9.0	$8.5	$7.3	$26.0	$82.5

(1)
Refer to Note F — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense.

(2)	Gas prices are variable based on the NYMEX prices adjusted for basis.

(3)
Includes commitments for firm transportation and storage services under existing contracts executed by the Utility segment and commitments for firm transportation services under existing contracts and precedent agreements executed by the Exploration and Production segment with various third party pipelines.

(4)	Includes hydraulic fracturing and other completion services, well tending services, well workover activities, tubing and casing, production equipment, and steam fuel purchases.
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
OTHER MATTERS
In addition to the environmental and other matters discussed in this Item 7 and in Item 8 at Note J — Commitments and Contingencies, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor are they expected to have a material adverse effect on the financial condition of the Company.

The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan). The Company has been making contributions to the Retirement Plan over the last several years and anticipates that it will continue making contributions to the Retirement Plan. During 2019, the Company contributed $29.2 million to the Retirement Plan. The Company anticipates that the annual contribution to the Retirement Plan in 2020 will be in the range of $25.0 million to $30.0 million. The Company expects that all subsidiaries having employees covered by the Retirement Plan will make contributions to the Retirement Plan. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments or through cash on hand, cash from operations or short-term borrowings.
The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company has been making contributions to its VEBA trusts and/or 401(h) accounts over the last several years and anticipates that it will continue making contributions to the VEBA trusts and/or 401(h) accounts. During 2019, the Company contributed $2.8 million to its VEBA trusts. In addition, the Company made direct payments of $0.3 million to retirees not covered by the VEBA trusts and 401(h) accounts during 2019. The Company anticipates that the annual contribution to its VEBA trusts in 2020 will be in the range of $2.5 million to $3.0 million. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments.
MARKET RISK SENSITIVE INSTRUMENTS
Energy Commodity Price Risk
The Company uses various derivative financial instruments (derivatives), including price swap agreements and futures contracts, as part of the Company’s overall energy commodity price risk management strategy in its Exploration and Production segment and its NFR operations (included in the All Other category). Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2019 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.
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
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2019. At September 30, 2019, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2024.
Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2020	2021	2022	2023	2024	Total
Notional Quantities (Equivalent Bcf)	88.7	11.0	0.2	0.8	0.1	100.8
Weighted Average Fixed Rate (per Mcf)	$2.86	$2.93	$2.93	$3.03	$3.04	$2.86
Weighted Average Variable Rate (per Mcf)	$2.49	$2.53	$2.62	$2.68	$2.81	$2.50
Of the total Bcf above, 1.5 Bcf is accounted for as fair value hedges at a weighted average fixed rate of $3.00 per Mcf. The remaining 99.3 Bcf are accounted for as cash flow hedges at a weighted average fixed rate of $2.87 per Mcf.
At September 30, 2019, the Company had long (purchased) swaps covering 1.5 Bcf extending through 2024 at a weighted average fixed rate of $3.00 per Mcf and a weighted average settlement rate of $2.65 per Mcf. The Company had short (sold) swaps covering 99.3 Bcf extending through 2021 at a weighted average fixed rate of $2.87 per Mcf and a weighted average settlement rate of $2.51 per Mcf at September 30, 2019. At September 30, 2019, the Company would have received from its respective counterparties an aggregate of approximately $35.1 million to terminate the natural gas price swap agreements outstanding at that date.
At September 30, 2018, the Company had natural gas price swap agreements covering 117.5 Bcf at a weighted average fixed rate of $3.08 per Mcf, which included long (purchased) swaps covering 2.1 Bcf extending through 2024 at a weighted average fixed rate of $3.05 per Mcf and a weighted average settlement rate of $2.81 per Mcf and short (sold) swaps covering 115.4 Bcf extending through 2021 at a weighted average fixed rate of $3.08 per Mcf and a weighted average settlement rate of $2.90 per Mcf.
Crude Oil Price Swap Agreements

	Expected Maturity Dates
	2020	2021	2022	Total
Notional Quantities (Equivalent Bbls)	1,584,000	732,000	456,000	2,772,000
Weighted Average Fixed Rate (per Bbl)	$61.77	$61.61	$56.97	$60.93
Weighted Average Variable Rate (per Bbl)	$56.17	$54.45	$53.68	$55.31
At September 30, 2019, the Company would have received from its respective counterparties an aggregate of approximately $15.2 million to terminate the crude oil price swap agreements outstanding at that date.

At September 30, 2018, the Company had crude oil price swap agreements covering 4,188,000 Bbls at a weighted average fixed rate of $58.89 per Bbl.
Futures Contracts
The following table discloses the net contract volume purchased (sold), weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2019, the Company did not hold any futures contracts with maturity dates extending beyond 2023.

	Expected Maturity Dates
	2020	2021	2022	2023	Total
Net Contract Volume Purchased (Sold) (Equivalent Bcf)	10.2	7.1	2.2	0.4	19.9
Weighted Average Contract Price (per Mcf)	$2.90	$2.84	$2.87	$2.91	$2.88
Weighted Average Settlement Price (per Mcf)	$2.56	$2.62	$2.70	$2.73	$2.60
At September 30, 2019, the Company had long (purchased) contracts covering 26.3 Bcf of gas extending through 2023 at a weighted average contract price of $2.84 per Mcf and a weighted average settlement price of $2.57 per Mcf. Of this amount, 23.6 Bcf is accounted for as fair value hedges and are used by NFR to hedge against rising prices, a risk to which NFR is exposed due to the fixed price gas sales commitments that it enters into with certain residential, commercial, industrial, public authority and wholesale customers. The remaining 2.7 Bcf is accounted for as cash flow hedges used to hedge against rising prices related to anticipated gas purchases for potential injections into storage. The Company would have paid $7.1 million to terminate these contracts at September 30, 2019.
At September 30, 2019, the Company had short (sold) contracts covering 6.4 Bcf of gas extending through 2022 at a weighted average contract price of $3.02 per Mcf and a weighted average settlement price of $2.71 per Mcf. Of this amount, 5.9 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by NFR. The remaining 0.5 Bcf is accounted for as fair value hedges, the majority of which are used to hedge against falling prices, a risk to which NFR is exposed due to the fixed price gas purchase commitments that it enters into with certain natural gas suppliers. The Company would have received $2.0 million to terminate these contracts at September 30, 2019.
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
The following table discloses foreign exchange contract information by expected maturity dates. The Company receives a fixed price in exchange for paying a variable price as noted in the Canadian to U.S. dollar forward exchange rates. Notional amounts (Canadian dollars) are used to calculate the contractual payments to be exchanged under contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2019. At September 30, 2019, the Company had not entered into any foreign currency exchange contracts extending beyond 2026.

	Expected Maturity Dates
	2020	2021	2022	2023	2024	Thereafter	Total
Notional Quantities (Canadian Dollar in millions)	$17.0	$15.5	$15.5	$14.1	$10.4	$9.1	$81.6
Weighted Average Fixed Rate ($Cdn/$US)	$1.25	$1.29	$1.29	$1.28	$1.27	$1.26	$1.27
Weighted Average Variable Rate ($Cdn/$US)	$1.29	$1.31	$1.31	$1.31	$1.30	$1.30	$1.30
At September 30, 2019, absent other positions with the same counterparties, the Company would have paid its respective counterparties an aggregate of $2.3 million to terminate these foreign exchange contracts.
Refer to Item 8 at Note H — Financial Instruments for a discussion of the Company’s exposure to credit risk related to its derivative financial instruments.
Interest Rate Risk
The fair value of long-term fixed rate debt is $2.3 billion at September 30, 2019. This fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay. The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt:

	Principal Amounts by Expected Maturity Dates
	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in millions)
Long-Term Fixed Rate Debt	$—	$—	$500.0	$549.0	$—	$1,100.0	$2,149.0
Weighted Average Interest Rate Paid	—	—	4.9%	4.1%	—	4.8%	4.7%
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
New York Jurisdiction
Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018.
On April 24, 2019, the NYPSC issued an order extending the sunset provision of the tracker previously approved by the NYPSC that allows Distribution Corporation to recover increased investment in utility system modernization for one year (until March 31, 2021). The extension is contingent on a one year stay-out of a general rate case filing that would prevent new rates from becoming effective prior to April 1, 2021.
Pennsylvania Jurisdiction
Distribution Corporation’s Pennsylvania jurisdiction delivery rates are being charged to customers in accordance with a rate settlement approved by the PaPUC. The rate settlement does not specify any requirement to file a future rate case.
Pipeline and Storage
Supply Corporation filed a Section 4 rate case on July 31, 2019 proposing rate increases to be effective September 1, 2019. The proposed rates reflect an annual cost of service of $295.4 million, a rate base of $970.8 million and a proposed cost of equity of 15%. The FERC has accepted the filed rates and suspended the effective date of the increases until February 1, 2020, when the rates will be made effective, subject to refund. If the rates finally approved at the end of the proceeding exceed the rates that were in effect at July 31, 2019, but are less than rates put into effect subject to refund on February 1, 2020, Supply Corporation would be required to refund the difference between the rates collected subject to refund and the final approved rates, with interest at the FERC-approved rate. If the rates approved at the end of the proceeding are lower than the rates in effect at July 31, 2019, such lower rates will become effective prospectively from the date of the applicable FERC order, and refunds with interest will be limited to the difference between the rates collected subject to refund and the rates in effect at July 31, 2019. The FERC also terminated the proceeding in which Supply Corporation filed its Form 501-G, addressing the impact of the 2017 Tax Reform Act. Refer to Item 8 at Note E — Income Taxes for further discussion of the 2017 Tax Reform Act.
Empire's recent rate settlement, approved May 3, 2019 requires a Section 4 rate case filing no later than May 1, 2025. Empire has no rate case currently on file.
ENVIRONMENTAL MATTERS
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory requirements.
For further discussion of the Company's environmental exposures, refer to Item 8 at Note J — Commitments and Contingencies under the heading “Environmental Matters.”
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
Environmental Regulation
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions. While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act. For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling. The EPA previously adopted final regulations that set methane and volatile organic compound emissions standards for new or modified oil and gas emissions sources. These rules impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The current administration has issued executive orders to review and potentially roll back many of these regulations, and, in turn, litigation (not involving the Company) has been instituted to challenge the administration's efforts. The Company must continue to comply with all applicable regulations. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the oil and gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company's cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. New York State, for example, passed the CLCPA that mandates reduced greenhouse gas emissions to 60% of 1990 levels by 2030, and 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% by 2040. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on regulatory treatment afforded in the process. The initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements and requiring the Company to retrofit existing equipment, install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, and impose additional monitoring and reporting requirements. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. Also, refer to the "Corporate Responsibility" section at the beginning of this Item 7, MD&A.
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
Supplementary Data
Supplementary data that is included in Note L — Quarterly Financial Data (unaudited) and Note M — Supplementary Information for Oil and Gas Producing Activities (unaudited), appears under this Item, and reference is made thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of National Fuel Gas Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of National Fuel Gas Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and September 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Gas Reserves on Oil and Gas Properties, Net
As described in Note A to the consolidated financial statements, the Exploration and Production segment includes net capitalized costs relating to oil and gas producing activities of $1.7 billion as of September 30, 2019, and related depreciation, depletion, and amortization (DD&A) expense for the year ended September 30, 2019 of $149.9 million. The Exploration and Production segment follows the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized and DD&A is computed based on quantities produced in relation to proved reserves using the units of production method. Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. If capitalized costs, net of accumulated DD&A and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. As of September 30, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $381.2 million. As disclosed by management, in addition to DD&A under the units-of-production method, proved reserves are a major component of the ceiling test. Estimates of the Company’s proved oil and gas reserves and the future net cash flows from those reserves were prepared by the Company’s petroleum engineers and audited by independent petroleum engineers (together referred to as “management’s specialists”). Petroleum engineering involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Estimates of economically recoverable oil and gas reserves depend upon a number of variable factors and assumptions, including quantities of oil and gas that are ultimately recovered, the timing of the recovery of oil and gas reserves, the production and operating costs incurred, the amount and timing of future development and abandonment expenditures, and the price received for the production.

The principal considerations for our determination that performing procedures relating to the impact of estimates of proved oil and gas reserves on oil and gas properties, net is a critical audit matter are there was significant judgment by management, including the use of management’s specialists, when developing the estimates of proved oil and gas reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to significant assumptions, including the quantities of oil and gas that are ultimately recovered.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and gas reserves that are utilized in the ceiling test and DD&A expense calculations. These procedures also included, among others, evaluating the reasonableness of the significant assumptions used by management in developing these estimates, including the quantities of oil and gas that are ultimately recovered. Evaluating the reasonableness of the significant assumptions included evaluating information on additional development activity, production history and the viability of production under varying economic conditions, evaluating whether the assumptions used were reasonable considering the past performance of the Company, and whether the assumptions were consistent with evidence obtained in other areas of the audit. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of these estimates of proved oil and gas reserves. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialists’ findings. Procedures were also performed to test the unit-of-production rate used to calculate DD&A expense.

/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
November 15, 2019

We have served as the Company’s auditor since 1941.

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2019	2018	2017
	(Thousands of dollars, except per common share amounts)
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$860,985	$812,474	$755,485
Exploration and Production and Other Revenues	636,528	569,808	617,666
Pipeline and Storage and Gathering Revenues	195,819	210,386	206,730
	1,693,332	1,592,668	1,579,881

Operating Expenses:
Purchased Gas	386,265	337,822	275,254
Operation and Maintenance:
Utility and Energy Marketing	171,472	168,885	169,731
Exploration and Production and Other	147,457	139,546	141,010
Pipeline and Storage and Gathering	111,783	101,338	90,918
Property, Franchise and Other Taxes	88,886	84,393	84,995
Depreciation, Depletion and Amortization	275,660	240,961	224,195
	1,181,523	1,072,945	986,103
Operating Income	511,809	519,723	593,778
Other Income (Expense):
Other Income (Deductions)	(15,542)	(21,174)	(29,777)
Interest Expense on Long-Term Debt	(101,614)	(110,946)	(116,471)
Other Interest Expense	(5,142)	(3,576)	(3,366)
Income Before Income Taxes	389,511	384,027	444,164
Income Tax Expense (Benefit)	85,221	(7,494)	160,682
Net Income Available for Common Stock	304,290	391,521	283,482
EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	1,098,900	851,669	676,361
	1,403,190	1,243,190	959,843
Dividends on Common Stock	(148,432)	(144,290)	(140,090)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	7,437	—	—
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects	10,406	—	—
Cumulative Effect of Adoption of Authoritative Guidance for Stock-Based Compensation	—	—	31,916
Balance at End of Year	$1,272,601	$1,098,900	$851,669
Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$3.53	$4.56	$3.32
Diluted:
Net Income Available for Common Stock	$3.51	$4.53	$3.30
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	86,235,550	85,830,597	85,364,929
Used in Diluted Calculation	86,773,259	86,439,698	86,021,386
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2019	2018	2017
	(Thousands of dollars)
Net Income Available for Common Stock	$304,290	$391,521	$283,482
Other Comprehensive Income (Loss), Before Tax:
Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(44,089)	6,225	15,661
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	7,332	9,704	13,433
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	—	132	4,008
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	79,301	(74,103)	5,347
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	—	(430)	(1,575)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	5,464	1,189	(81,605)
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	(11,738)	—	—
Other Comprehensive Income (Loss), Before Tax	36,270	(57,283)	(44,731)
Income Tax Expense (Benefit) Related to the Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(10,473)	1,582	6,175
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	1,698	2,437	4,929
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	—	(15)	1,505
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	20,619	(22,547)	2,009
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	—	(158)	(580)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	2,726	(955)	(34,286)
Reclassification Adjustment for Income Tax Benefit (Expense) on the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	(4,301)	—	—
Reclassification Adjustment for Stranded Tax Effects Related to the 2017 Tax Reform Act to Earnings Reinvested in the Business	10,406	—	—
Income Taxes — Net	20,675	(19,656)	(20,248)
Other Comprehensive Income (Loss)	15,595	(37,627)	(24,483)
Comprehensive Income	$319,885	$353,894	$258,999
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	At September 30
	2019	2018
	(Thousands of dollars)
ASSETS
Property, Plant and Equipment	$11,204,838	$10,439,839
Less — Accumulated Depreciation, Depletion and Amortization	5,695,328	5,462,696
	5,509,510	4,977,143
Current Assets
Cash and Temporary Cash Investments	20,428	229,606
Hedging Collateral Deposits	6,832	3,441
Receivables — Net of Allowance for Uncollectible Accounts of $25,788 and $24,537, Respectively	139,956	141,498
Unbilled Revenue	18,758	24,182
Gas Stored Underground	36,632	37,813
Materials and Supplies — at average cost	40,717	35,823
Unrecovered Purchased Gas Costs	2,246	4,204
Other Current Assets	97,054	68,024
	362,623	544,591
Other Assets
Recoverable Future Taxes	115,197	115,460
Unamortized Debt Expense	14,005	15,975
Other Regulatory Assets	167,320	112,918
Deferred Charges	33,843	40,025
Other Investments	144,917	132,545
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	60,517	82,733
Fair Value of Derivative Financial Instruments	48,669	9,518
Other	80	102
	590,024	514,752
Total Assets	$6,462,157	$6,036,486
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value; Authorized - 200,000,000 Shares; Issued and Outstanding - 86,315,287 Shares and 85,956,814 Shares, Respectively	$86,315	$85,957
Paid In Capital	832,264	820,223
Earnings Reinvested in the Business	1,272,601	1,098,900
Accumulated Other Comprehensive Loss	(52,155)	(67,750)
Total Comprehensive Shareholders’ Equity	2,139,025	1,937,330
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,133,718	2,131,365
Total Capitalization	4,272,743	4,068,695
Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	55,200	—
Current Portion of Long-Term Debt	—	—
Accounts Payable	132,208	160,031
Amounts Payable to Customers	4,017	3,394
Dividends Payable	37,547	36,532
Interest Payable on Long-Term Debt	18,508	19,062
Customer Advances	13,044	13,609
Customer Security Deposits	16,210	25,703
Other Accruals and Current Liabilities	139,600	132,693
Fair Value of Derivative Financial Instruments	5,574	49,036
	421,908	440,060
Deferred Credits
Deferred Income Taxes	653,382	512,686
Taxes Refundable to Customers	366,503	370,628
Cost of Removal Regulatory Liability	221,699	212,311
Other Regulatory Liabilities	142,367	146,743
Pension and Other Post-Retirement Liabilities	133,729	66,103
Asset Retirement Obligations	127,458	108,235
Other Deferred Credits	122,368	111,025
	1,767,506	1,527,731
Commitments and Contingencies (Note J)	—	—
Total Capitalization and Liabilities	$6,462,157	$6,036,486

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2019	2018	2017
	(Thousands of dollars)
Operating Activities
Net Income Available for Common Stock	$304,290	$391,521	$283,482
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	275,660	240,961	224,195
Deferred Income Taxes	122,265	(18,153)	117,975
Stock-Based Compensation	21,186	15,762	12,262
Other	8,608	16,133	16,476
Change in:
Receivables and Unbilled Revenue	6,379	(30,882)	(3,380)
Gas Stored Underground and Materials and Supplies	(3,713)	(4,021)	(1,417)
Unrecovered Purchased Gas Costs	1,958	419	(2,183)
Other Current Assets	(29,030)	(16,519)	7,849
Accounts Payable	(24,770)	17,962	17,192
Amounts Payable to Customers	623	3,394	(19,537)
Customer Advances	(565)	(2,092)	939
Customer Security Deposits	(9,493)	5,331	4,353
Other Accruals and Current Liabilities	10,992	3,865	27,004
Other Assets	5,115	(9,556)	(2,885)
Other Liabilities	4,978	1,178	2,183
Net Cash Provided by Operating Activities	694,483	615,303	684,508
Investing Activities
Capital Expenditures	(788,938)	(584,004)	(450,335)
Net Proceeds from Sale of Oil and Gas Producing Properties	—	55,506	26,554
Other	(10,237)	(389)	1,216
Net Cash Used in Investing Activities	(799,175)	(528,887)	(422,565)
Financing Activities
Change in Notes Payable to Banks and Commercial Paper	55,200	—	—
Net Proceeds from Issuance of Long-Term Debt	—	295,020	295,151
Reduction of Long-Term Debt	—	(566,512)	—
Net Proceeds from Issuance (Repurchase) of Common Stock	(8,877)	4,110	7,784
Dividends Paid on Common Stock	(147,418)	(143,258)	(139,063)
Net Cash Provided by (Used in) Financing Activities	(101,095)	(410,640)	163,872
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(205,787)	(324,224)	425,815
Cash, Cash Equivalents and Restricted Cash At Beginning of Year	233,047	557,271	131,456
Cash, Cash Equivalents and Restricted Cash At End of Year	$27,260	$233,047	$557,271
Supplemental Disclosure of Cash Flow Information
Cash Paid (Refunded) For:
Interest	$102,920	$126,079	$116,894
Income Taxes	$(17,342)	$31,771	$34,826
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$81,121	$88,813	$72,216

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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Under this guidance, the service cost component is eligible to be capitalized as part of the cost of inventory or property, plant and equipment while the other components of net periodic pension cost and net periodic postretirement benefit cost are generally not eligible for capitalization, unless allowed by a regulator. The Company adopted this guidance effective October 1, 2018. The Company applied the guidance retrospectively for the pension and postretirement benefit costs using amounts disclosed in prior period financial statement notes as estimates for the reclassifications in accordance with a practical expedient allowed under the guidance. For the years ended September 30, 2018 and September 30, 2017, Operating Income increased $32.6 million and $40.9 million, respectively, and Other Income (Deductions) decreased by the same amounts as a result of the reclassifications. For the year ended September 30, 2019, Other Income (Deductions) includes $27.3 million of pension and postretirement benefit costs.
Regulation
The Company is subject to regulation by certain state and federal authorities. The Company has accounting policies which conform to GAAP, as applied to regulated enterprises, and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. Reference is made to Note D — Regulatory Matters for further discussion.

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
Estimated refund liabilities to ratepayers represent management’s current estimate of such refunds. Reference is made to Note D — Regulatory Matters for further discussion.
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
The impact of weather normalized usage per customer account in the Utility segment’s New York rate jurisdiction is tempered by a revenue decoupling mechanism. The effect of the revenue decoupling mechanism is to render the Company financially indifferent to throughput decreases resulting from conservation. Weather normalized usage per account that exceeds the average weather normalized usage per customer account results in a refund being credited to customers’ bills. Weather normalized usage per account that is below the average weather normalized usage per account results in a surcharge being added to customers’ bills. The surcharge or credit is calculated over a twelve-month period ending March 31st, and applied to customer bills annually, beginning July 1st.
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
Property, Plant and Equipment
In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $1.7 billion and $1.3 billion at September 30, 2019 and 2018, respectively. For further discussion of capitalized costs, refer to Note M — Supplementary Information for Oil and Gas Producing Activities.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. At September 30, 2019, the ceiling exceeded the book value of the oil and gas properties by $381.2 million. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2019, 2018 and 2017, estimated future net cash flows were decreased by $17.7 million, decreased by $25.1 million and increased by $30.5 million, respectively.
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
The Company also sold certain properties under a joint development agreement with IOG CRV - Marcellus, LLC that provided proceeds of $17.3 million and $26.6 million in fiscal 2018 and fiscal 2017, respectively. These proceeds were accounted for as a reduction of capitalized costs and are included in Net Proceeds from Sale of Oil and Gas Producing Properties on the Consolidated Statement of Cash Flows for fiscal 2018 and fiscal 2017.
The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas plant in service, are recorded at the historical cost when originally devoted to service.
Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries’ property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.
 Depreciation, Depletion and Amortization
For oil and gas properties, depreciation, depletion and amortization is computed based on quantities produced in relation to proved reserves using the units of production method. The cost of unproved oil and gas properties is excluded from this computation. Depreciation, depletion and amortization expense for oil and gas properties was $149.9 million, $119.9 million and $108.5 million for the years ended September 30, 2019, 2018 and 2017, respectively. In the All Other category, for timber properties, depletion, determined on a property by property basis, is charged to operations based on the actual amount of timber cut in relation to the total amount of recoverable timber. For all other property, plant and equipment, depreciation and amortization is computed using the straight-

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

line method in amounts sufficient to recover costs over the estimated service lives of property in service. The following is a summary of depreciable plant by segment:

	As of September 30
	2019	2018
	(Thousands)
Exploration and Production	$5,747,731	$5,222,037
Pipeline and Storage	2,191,166	2,110,714
Gathering	577,021	527,188
Utility	2,159,841	2,104,437
All Other and Corporate	112,857	112,295
	$10,788,616	$10,076,671

Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2019	2018	2017
Exploration and Production, per Mcfe(1)	$0.73	$0.70	$0.65
Pipeline and Storage	2.2%	2.2%	2.2%
Gathering	3.6%	3.4%	3.4%
Utility	2.7%	2.8%	2.8%
All Other and Corporate	1.8%	2.4%	1.5%

(1)
Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets. As disclosed in Note M — Supplementary Information for Oil and Gas Producing Activities, depletion of oil and gas producing properties amounted to $0.71, $0.67 and $0.63 per Mcfe of production in 2019, 2018 and 2017, respectively.

Goodwill
The Company has recognized goodwill of $5.5 million as of September 30, 2019 and 2018 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2019, 2018 and 2017, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.
Financial Instruments
The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of gas and oil and to manage a portion of the risk of currency fluctuations associated with transportation costs denominated in Canadian currency. These instruments include price swap agreements and futures contracts. The Company accounts for these instruments as either cash flow hedges or fair value hedges. In both cases, the fair value of the instrument is recognized on the Consolidated Balance Sheets as either an asset or a liability labeled Fair Value of Derivative Financial Instruments. Reference is made to Note G — Fair Value Measurements for further discussion concerning the fair value of derivative financial instruments.
For effective cash flow hedges, the offset to the asset or liability that is recorded is a gain or loss recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss recorded in accumulated other comprehensive income (loss) remains there until the hedged transaction occurs, at which point the gains or losses are reclassified to operating revenues or purchased gas expense on the Consolidated

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Income. Reference is made to Note H — Financial Instruments for further discussion concerning cash flow hedges.
For fair value hedges, the offset to the asset or liability that is recorded is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statements of Income. However, in the case of fair value hedges, the Company also records an asset or liability on the Consolidated Balance Sheets representing the change in fair value of the asset or firm commitment that is being hedged (see Other Current Assets section in this footnote). The offset to this asset or liability is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statements of Income as well. If the fair value hedge is effective, the gain or loss from the derivative financial instrument is offset by the gain or loss that arises from the change in fair value of the asset or firm commitment that is being hedged. Reference is made to Note H — Financial Instruments for further discussion concerning fair value hedges.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) and changes for the year ended September 30, 2019, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Year Ended September 30, 2019
Balance at October 1, 2018	$(28,611)	$7,437	$(46,576)	$(67,750)
Other Comprehensive Gains and Losses Before Reclassifications	58,682	—	(33,616)	25,066
Amounts Reclassified From Other Comprehensive Income	2,738	—	5,634	8,372
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	(7,437)	—	(7,437)
Reclassification of Stranded Tax Effects Related to the 2017 Tax Reform Act	1,866	—	(12,272)	(10,406)
Balance at September 30, 2019	$34,675	$—	$(86,830)	$(52,155)
Year Ended September 30, 2018
Balance at October 1, 2017	$20,801	$7,562	$(58,486)	$(30,123)
Other Comprehensive Gains and Losses Before Reclassifications	(51,556)	147	4,643	(46,766)
Amounts Reclassified From Other Comprehensive Loss	2,144	(272)	7,267	9,139
Balance at September 30, 2018	$(28,611)	$7,437	$(46,576)	$(67,750)

The amounts included in accumulated other comprehensive income (loss) related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service cost was $1.0 million at both September 30, 2019 and 2018. The total amount for accumulated losses was $85.8 million and $45.6 million at September 30, 2019 and 2018, respectively.
In February 2018, the FASB issued authoritative guidance that allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The details about the reclassification adjustments out of accumulated other comprehensive loss for the year ended September 30, 2019 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) for the Year Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($3,460)	$423	Operating Revenues
Commodity Contracts	(1,182)	952	Purchased Gas
Foreign Currency Contracts	(822)	(2,564)	Operating Revenues
Gains (Losses) on Securities Available for Sale	—	430	Other Income (Deductions)
Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans:
Prior Service Cost	(264)	(258)	(1)
Net Actuarial Loss	(7,068)	(9,446)	(1)
	(12,796)	(10,463)	Total Before Income Tax
	4,424	1,324	Income Tax Expense
	($8,372)	($9,139)	Net of Tax

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note I — Retirement Plan and Other Post-Retirement Benefits for additional details.

Gas Stored Underground
In the Utility segment, gas stored underground in the amount of $29.6 million is carried at lower of cost or net realizable value, on a LIFO method. Based upon the average price of spot market gas purchased in September

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019, including transportation costs, the current cost of replacing this inventory of gas stored underground exceeded the amount stated on a LIFO basis by approximately $19.8 million at September 30, 2019. All other gas stored underground, which is recorded by NFR (included in the All Other category), is carried at an average cost method, subject to lower of cost or net realizable value adjustments.
Unamortized Debt Expense
Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment. At September 30, 2019, the remaining weighted average amortization period for such costs was approximately 7 years.
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
The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, the Company recognizes interest relating to uncertain tax positions in Other Interest Expense and penalties in Other Income (Deductions).
Consolidated Statement of Cash Flows
The components, as reported on the Company's Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Year Ended September 30
	2019	2018	2017	2016

Cash and Temporary Cash Investments	$20,428	$229,606	$555,530	$129,972
Hedging Collateral Deposits	6,832	3,441	1,741	1,484
Cash, Cash Equivalents, and Restricted Cash	$27,260	$233,047	$557,271	$131,456

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Assets
The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2019	2018
	(Thousands)
Prepayments	$12,728	$11,126
Prepaid Property and Other Taxes	14,361	14,088
Federal Income Taxes Receivable	42,388	22,457
State Income Taxes Receivable	8,579	8,822
Fair Values of Firm Commitments	7,538	1,739
Regulatory Assets	11,460	9,792
	$97,054	$68,024

Other Accruals and Current Liabilities
The components of the Company’s Other Accruals and Current Liabilities are as follows:

	Year Ended September 30
	2019	2018
	(Thousands)
Accrued Capital Expenditures	$33,713	$38,354
Regulatory Liabilities	50,332	57,425
Liability for Royalty and Working Interests	18,057	12,062
Non-Qualified Benefit Plan Liability	13,194	11,536
Other	24,304	13,316
	$139,600	$132,693

Customer Advances
The Company, primarily in its Utility segment, has balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month usage. At September 30, 2019 and 2018, customers in the balanced billing programs had advanced excess funds of $13.0 million and $13.6 million, respectively.
Customer Security Deposits
The Company, primarily in its Utility and Pipeline and Storage segments, often times requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2019 and 2018, the Company had received customer security deposits amounting to $16.2 million and $25.7 million, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were SARs, restricted stock units and performance shares. The diluted weighted average shares

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 242,302 securities, 317,899 securities and 157,649 securities excluded as being antidilutive for the years ended September 30, 2019, 2018 and 2017, respectively.
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
Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. The market value of restricted stock on the date of the award is recorded as compensation expense over the vesting period. Certificates for shares of restricted stock awarded under the Company’s stock award plans are held by the Company during the periods in which the restrictions on vesting are effective. Restrictions on restricted stock awards generally lapse ratably over a period of not more than ten years after the date of each grant. Restricted stock units also are subject to restrictions on vesting and transferability. Restricted stock units, both performance and nonperformance-based, represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. The performance based and nonperformance-based restricted stock units do not entitle the participants to dividend and voting rights. The accounting for performance based and nonperformance-based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award. The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.
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
Refer to Note F — Capitalization and Short-Term Borrowings under the heading “Stock Award Plans” for additional disclosures related to stock-based compensation awards for all plans.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Authoritative Accounting and Financial Reporting Guidance
Leasing
In February 2016, the FASB issued authoritative guidance, which has subsequently been amended, requiring entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, regardless of whether they are considered to be capital leases or operating leases. The FASB’s previous authoritative guidance required entities to recognize on the balance sheet the assets and liabilities for the rights and obligations created by capital leases only while excluding operating leases from balance sheet recognition. The updated guidance provides entities with an optional transition method, which allows an entity to apply the new lease standard prospectively at the adoption date, elect not to reclassify comparable periods, and recognize a cumulative-effect adjustment to retained earnings in the period of adoption.
The Company adopted the new leases standard on October 1, 2019, using the optional transition method. Comparative periods, including disclosures relating to those periods, will not be restated. The Company also elected to apply the following practical expedients provided in the guidance:

1.
For contracts that commenced prior to and existed as of October 1, 2019, a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs under the new leases standard

2.	An election not to apply the recognition requirements in the new leases standard to short-term leases (a lease that at commencement date has a lease term of twelve months or less)

3.	A practical expedient to not reassess certain land easements that existed prior to October 1, 2019; and

4.	A practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease (elected by asset class).
The Company has completed its determination and evaluation of its population of existing lease contracts as of October 1, 2019, which include leases of office buildings and facilities, land for surface use, compressors and field equipment, and other leases. The new leases standard does not apply to leases to explore for or use minerals, oil or gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained. The Company has documented the nature and impact of technical issues and related accounting policy elections. The Company has also designed and implemented procedures and internal controls to ensure that contracts that are leases or contain lease components are appropriately accounted for under the authoritative guidance, including both new contracts and modifications to existing contracts.
The Company expects to recognize a right of use asset for operating leases and a corresponding operating lease liability on its Consolidated Balance Sheets of approximately $20.0 million, representing the present value of the minimum remaining payment obligations of existing lease contracts with lease terms greater than twelve months. The Company’s adoption did not require an adjustment to the opening balance of retained earnings. The Company does not expect the adoption of the new leases standard to have a material effect on its results of operations or cash flows. Additional disclosures will be required to describe the nature of the Company’s leases, significant assumptions and judgments, amounts recognized in the financial statements, maturity of lease liabilities, and accounting policy elections.
Hedging
In August 2017, the FASB issued authoritative guidance which changes the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and to simplify the application of hedge accounting. The Company adopted this authoritative guidance effective October 1, 2019, recognizing a cumulative effect adjustment that decreased retained earnings by $1.0 million.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note B – Revenue from Contracts with Customers
The Company adopted authoritative guidance regarding revenue recognition on October 1, 2018 using the modified retrospective method of adoption for open contracts as of October 1, 2018. A cumulative effect adjustment to retained earnings was not necessary since no revenue recognition differences were identified when comparing the revenue recognition criteria under the new authoritative guidance to the previous guidance. The Company records revenue related to its derivative financial instruments in the Exploration and Production segment as well as in its NFR operations (included in the All Other category). The Company also records revenue related to alternative revenue programs in its Utility segment. Revenue related to derivative financial instruments and alternative revenue programs are excluded from the scope of the new authoritative guidance since they are accounted for under other existing accounting guidance.
The following table provides a disaggregation of the Company's revenues for the year ended September 30, 2019, presented by type of service from each reportable segment.

	Year Ended September 30, 2019
Revenues by Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Production of Natural Gas	$481,048	$—	$—	$—	$481,048	$—	$—	$481,048
Production of Crude Oil	149,078	—	—	—	149,078	—	—	149,078
Natural Gas Processing	3,277	—	—	—	3,277	—	—	3,277
Natural Gas Gathering Service	—	—	127,064	—	127,064	—	(127,064)	—
Natural Gas Transportation Service	—	209,184	—	119,253	328,437	—	(70,689)	257,748
Natural Gas Storage Service	—	75,484	—	—	75,484	—	(32,488)	42,996
Natural Gas Residential Sales	—	—	—	539,962	539,962	—	—	539,962
Natural Gas Commercial Sales	—	—	—	73,331	73,331	—	—	73,331
Natural Gas Industrial Sales	—	—	—	4,830	4,830	—	—	4,830
Natural Gas Marketing	—	—	—	—	—	143,627	(1,127)	142,500
Other	1,609	3,615	11	(8,630)	(3,395)	3,424	(549)	(520)
Total Revenues from Contracts with Customers	635,012	288,283	127,075	728,746	1,779,116	147,051	(231,917)	1,694,250
Alternative Revenue Programs	—	—	—	(1,304)	(1,304)	—	—	(1,304)
Derivative Financial Instruments	(2,272)	—	—	—	(2,272)	2,658	—	386
Total Revenues	$632,740	$288,283	$127,075	$727,442	$1,775,540	$149,709	$(231,917)	$1,693,332

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $162.0 million for fiscal 2020; $138.4 million for fiscal 2021; $115.1 million for fiscal 2022; $82.3 million for fiscal 2023; $72.9 million for fiscal 2024; and $297.6 million thereafter.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Energy Marketing Revenue
The Company’s energy marketing subsidiary, NFR (included in the All Other category), records revenue from natural gas sales in western and central New York and northwestern Pennsylvania. NFR's operations were previously reported as the Energy Marketing segment, however the Company is no longer reporting the energy marketing operations as a separate reportable segment. For further discussion of this change, refer to Note K — Business Segment Information. NFR's sales are provided largely to industrial, wholesale, commercial, public authority and residential customers. NFR’s performance obligation to its customers is to deliver natural gas, an obligation which is satisfied over time. This obligation generally remains in effect as long as the customer consumes the natural gas provided by NFR. NFR recognizes revenue when it satisfies its performance obligation by delivering natural gas to the customer. Natural gas is delivered and consumed by the customer simultaneously. The satisfaction of the performance obligation is measured by the turn of the meter dial. The amount billable, as determined by the meter read and the contracted or market based rate, indicates the value to the customer, and is used for revenue recognition purposes by NFR as specified by the “invoice practical expedient” (the amount that NFR has the right to invoice) under the authoritative guidance for revenue recognition. Since NFR bills its residential customers in

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cycles having billing dates that do not generally coincide with the end of a calendar month, a receivable is recorded for natural gas delivered but not yet billed to customers based on an estimate of the amount of natural gas delivered between the last meter reading date and the end of the accounting period. Such receivables are a component of Unbilled Revenue on the Consolidated Balance Sheets. NFR also allows customers to utilize budget billing. In this situation, since the amount billed may differ from the amount of natural gas delivered to the customer in any given month, revenue is recognized monthly based on the amount of natural gas consumed. The differential between the amount billed and the amount consumed is recorded as a component of Receivables or Customer Advances on the Consolidated Balance Sheets. All receivables or advances related to budget billing are settled within one year.
The Company uses derivative financial instruments to manage commodity price risk in its NFR operations related to the sale of natural gas to its customers. Gains or losses on such derivative financial instruments are recorded as adjustments to revenue; however, they are not considered to be revenue from contracts with customers.
Note C — Asset Retirement Obligations
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
The Company has recorded an asset retirement obligation representing plugging and abandonment costs associated with the Exploration and Production segment’s crude oil and natural gas wells and has capitalized such costs in property, plant and equipment (i.e. the full cost pool). This obligation increased significantly during fiscal 2019 for this segment's California operations due to a statewide effort to increase the pace of plugging idle wells combined with more stringent state mandated plugging requirements.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the change in the Company’s asset retirement obligations:

	Year Ended September 30
	2019	2018	2017
	(Thousands)
Balance at Beginning of Year	$108,235	$106,395	$112,330
Liabilities Incurred	4,122	5,597	2,963
Revisions of Estimates	16,693	(419)	(10,578)
Liabilities Settled	(7,670)	(12,858)	(4,967)
Accretion Expense	6,078	9,520	6,647
Balance at End of Year	$127,458	$108,235	$106,395

Note D — Regulatory Matters
Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2019	2018
	(Thousands)
Regulatory Assets(1):
Pension Costs(2) (Note I)	$114,509	$62,703
Post-Retirement Benefit Costs(2) (Note I)	18,236	11,160
Recoverable Future Taxes (Note E)	115,197	115,460
Environmental Site Remediation Costs(2) (Note J)	15,317	20,308
Asset Retirement Obligations(2) (Note C)	15,696	15,495
Unamortized Debt Expense (Note A)	14,005	15,975
Other(3)	15,022	13,044
Total Regulatory Assets	307,982	254,145
Less: Amounts Included in Other Current Assets	(11,460)	(9,792)
Total Long-Term Regulatory Assets	$296,522	$244,353

	At September 30
	2019	2018
	(Thousands)
Regulatory Liabilities:
Cost of Removal Regulatory Liability	$221,699	$212,311
Taxes Refundable to Customers (Note E)	366,503	370,628
Post-Retirement Benefit Costs(4) (Note I)	126,577	134,387
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	4,017	3,394
Other(5)	66,122	69,781
Total Regulatory Liabilities	784,918	790,501
Less: Amounts included in Current and Accrued Liabilities	(54,349)	(60,819)
Total Long-Term Regulatory Liabilities	$730,569	$729,682

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(3)
$11,460 and $9,792 are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2019 and 2018, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $3,562 and $3,252 are included in Other Regulatory Assets on the Consolidated Balance Sheets at September 30, 2019 and 2018, respectively.

(4)	Included in Other Regulatory Liabilities on the Consolidated Balance Sheets.

(5)
$50,332 and $57,425 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at September 30, 2019 and 2018, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $15,790 and $12,356 are included in Other Regulatory Liabilities on the Consolidated Balance Sheets at September 30, 2019 and 2018, respectively.

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
Cost of Removal Regulatory Liability
In the Company’s Utility and Pipeline and Storage segments, costs of removing assets (i.e. asset retirement costs) are collected from customers through depreciation expense. These amounts are not a legal retirement obligation as discussed in Note C — Asset Retirement Obligations. Rather, they are classified as a regulatory liability in recognition of the fact that the Company has collected dollars from the customer that will be used in the future to fund asset retirement costs.
New York Jurisdiction
Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order provided for a return on equity of 8.7%. The order also directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018.
Pennsylvania Jurisdiction
Distribution Corporation’s Pennsylvania jurisdiction delivery rates are being charged to customers in accordance with a rate settlement approved by the PaPUC. The rate settlement does not specify any requirement to file a future rate case.
FERC Jurisdiction
Supply Corporation filed a Section 4 rate case on July 31, 2019 proposing rate increases to be effective September 1, 2019. The proposed rates reflect an annual cost of service of $295.4 million, a rate base of $970.8 million and a proposed cost of equity of 15%. The FERC has accepted the filed rates and suspended the effective date of the increases until February 1, 2020, when the rates will be made effective, subject to refund. If the rates finally approved at the end of the proceeding exceed the rates that were in effect at July 31, 2019, but are less than rates put into effect subject to refund on February 1, 2020, Supply Corporation would be required to refund the difference between the rates collected subject to refund and the final approved rates, with interest at the FERC-approved rate. If the rates approved at the end of the proceeding are lower than the rates in effect at July 31, 2019,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

such lower rates will become effective prospectively from the date of the applicable FERC order, and refunds with interest will be limited to the difference between the rates collected subject to refund and the rates in effect at July 31, 2019. The FERC also terminated the proceeding in which Supply Corporation filed its Form 501-G, addressing the impact of the 2017 Tax Reform Act. Refer to Note E — Income Taxes for further discussion of the 2017 Tax Reform Act.
Empire's recent rate settlement, approved May 3, 2019 requires a Section 4 rate case filing no later than May 1, 2025. Empire has no rate case currently on file.
Note E — Income Taxes
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
The 2017 Tax Reform Act also repealed the corporate alternative minimum tax (AMT) and provides that the Company’s existing AMT credit carryovers are refundable, if not utilized to reduce tax, beginning in fiscal 2019. As of September 30, 2018, the Company had $85.0 million of AMT credit carryovers that are expected to be refunded between fiscal 2020 and fiscal 2023, if not previously utilized. During fiscal 2018, the Department of Treasury indicated that a portion of the refundable AMT credit carryovers would be subject to sequestration. Accordingly, the Company recorded a $5.0 million valuation allowance related to this sequestration. During the quarter ended December 31, 2018, the Office of Management and Budget determined that these AMT refunds would not be subject to sequestration. As such, the Company has removed the valuation allowance. These amounts are recorded in Deferred Income Taxes and will be reclassified to a receivable when the amounts are expected to be realized in cash. As of September 30, 2019, $42.5 million of AMT credit refunds are recorded as a receivable in Other Current Assets.
The SEC issued guidance in Staff Accounting Bulletin 118 (SAB 118) which provides for up to a one year period (the measurement period) in which to complete the required analysis and income tax accounting for the 2017 Tax Reform Act. Based upon the available guidance, the Company has completed the remeasurement of deferred income taxes as of December 31, 2018. Any subsequent guidance or clarification related to the 2017 Tax Reform Act will be accounted for in the period issued.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2019	2018	2017
	(Thousands)
Current Income Taxes —
Federal	$(41,645)	$2,025	$32,034
State	4,601	8,634	10,673
Deferred Income Taxes —
Federal	98,514	(38,927)	103,046
State	23,751	20,774	14,929
	85,221	(7,494)	160,682
Deferred Investment Tax Credit	(91)	(105)	(173)
Total Income Taxes	$85,130	$(7,599)	$160,509
Presented as Follows:
Other (Income) Deductions	$(91)	$(105)	$(173)
Income Tax Expense (Benefit)	85,221	(7,494)	160,682
Total Income Taxes	$85,130	$(7,599)	$160,509

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2019	2018	2017
	(Thousands)
U.S. Income Before Income Taxes	$389,420	$383,922	$443,991
Income Tax Expense, Computed at U.S. Federal Statutory Rate(1)	$81,778	$94,061	$155,397
State Income Tax Expense(2)	22,397	22,203	16,641
Federal Tax Credits	(7,361)	(6,576)	(6,679)
Amortization of Excess Deferred Federal Income Taxes(3)	(5,036)	(3,236)	—
Impact of 2017 Tax Reform Act(4)	(5,000)	(112,598)	—
Miscellaneous	(1,648)	(1,453)	(4,850)
Total Income Taxes	$85,130	$(7,599)	$160,509

(1)
For fiscal 2019, the statutory rate of 21% was utilized. For fiscal 2018, a blended rate of 24.5% was utilized, calculated as 35% for the first quarter of the fiscal year and 21% for the remaining three quarters. For fiscal 2017, the statutory rate of 35% was utilized.

(2)
The state income tax expense shown above includes the impact of state enhanced oil recovery tax credits and adjustments to the estimated state effective tax rates utilized in the calculation of deferred income taxes.

(3)	Represents amortization of excess deferred federal income taxes under the 2017 Tax Reform Act.

(4)
The $5.0 million benefit in fiscal 2019 represents the reversal of the estimated sequestration of AMT credit refunds. The amount for fiscal 2018 represents the remeasurement of deferred income taxes as a result of the lower U.S. corporate income tax rate, including a $5.0 million estimate for the potential sequestration of AMT credit refunds and the benefit of $9.1 million as a result of the blended tax rate.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	At September 30
	2019	2018
	(Thousands)
Deferred Tax Liabilities:
Property, Plant and Equipment	$861,278	$770,794
Pension and Other Post-Retirement Benefit Costs	55,795	39,541
Other	54,486	49,734
Total Deferred Tax Liabilities	971,559	860,069
Deferred Tax Assets:
Tax Loss and Credit Carryforwards	(175,542)	(214,128)
Pension and Other Post-Retirement Benefit Costs	(87,280)	(62,969)
Other	(55,355)	(75,286)
Total Gross Deferred Tax Assets	(318,177)	(352,383)
Valuation Allowance	—	5,000
Total Deferred Tax Assets	(318,177)	(347,383)
Total Net Deferred Income Taxes	$653,382	$512,686

The Company adopted authoritative guidance issued by the FASB simplifying several aspects of the accounting for stock-based compensation effective as of October 1, 2016. Under this guidance, the Company recognizes excess tax benefits as incurred. The Company recognized $31.9 million, that arose directly from excess tax benefits related to stock-based compensation in prior periods, as a cumulative effect adjustment increasing retained earnings at October 1, 2016.
Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $366.5 million and $370.6 million at September 30, 2019 and 2018, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of ratemaking practices, amounted to $115.2 million and $115.5 million at September 30, 2019 and 2018, respectively.
The following is a reconciliation of the change in unrecognized tax benefits:

	Year Ended September 30
	2019	2018	2017
	(Thousands)
Balance at Beginning of Year	$—	$1,251	$396
Additions for Tax Positions of Prior Years	—	—	1,251
Reductions for Tax Positions of Prior Years	—	(788)	(396)
Reductions Related to Settlements with Taxing Authorities	—	(463)	—
Balance at End of Year	$—	$—	$1,251

The IRS is currently conducting an examination of the Company for fiscal 2019 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. The federal statute of limitations remains open for fiscal 2016 and later years. The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal 2009, preliminary consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property, subject to final guidance. The Company is awaiting the issuance of IRS guidance addressing the issue for natural gas utilities.
As of September 30, 2019, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (Thousands)	Expires
Federal Pre-Fiscal 2018	Net Operating Loss	$143,571	2032-2033
Federal Post-Fiscal 2017	Net Operating Loss	54,789	Unlimited
Pennsylvania	Net Operating Loss	383,056	2030-2039
California	Net Operating Loss	207,995	2030-2039
Federal	Alternative Minimum Tax Credit	42,546	Unlimited
California	Alternative Minimum Tax Credit	7,711	Unlimited
Federal	Enhanced Oil Recovery Credit	26,790	2029-2039
California	Enhanced Oil Recovery Credit	8,504	2037-2039
Federal	R&D Tax Credit	6,339	2031-2039
Federal	Charitable Contributions	2,097	2023

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note F — Capitalization and Short-Term Borrowings
Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at September 30, 2016	85,119	$85,119	$771,164	$676,361		$(5,640)
Net Income Available for Common Stock				283,482
Dividends Declared on Common Stock ($1.64 Per Share)				(140,090)
Cumulative Effect of Adoption of Authoritative Guidance for Stock-Based Compensation				31,916
Other Comprehensive Loss, Net of Tax						(24,483)
Share-Based Payment Expense(1)			10,902
Common Stock Issued Under Stock and Benefit Plans	424	424	14,580
Balance at September 30, 2017	85,543	85,543	796,646	851,669		(30,123)
Net Income Available for Common Stock				391,521
Dividends Declared on Common Stock ($1.68 Per Share)				(144,290)
Other Comprehensive Loss, Net of Tax						(37,627)
Share-Based Payment Expense(1)			14,235
Common Stock Issued Under Stock and Benefit Plans	414	414	9,342
Balance at September 30, 2018	85,957	85,957	820,223	1,098,900		(67,750)
Net Income Available for Common Stock				304,290
Dividends Declared on Common Stock ($1.72 Per Share)				(148,432)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities				7,437
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects				10,406
Other Comprehensive Income, Net of Tax						15,595
Share-Based Payment Expense(1)			19,613
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	358	358	(7,572)
Balance at September 30, 2019	86,315	$86,315	$832,264	$1,272,601	(2)	$(52,155)

(1)
Paid in Capital includes compensation costs associated with SARs, performance shares and/or restricted stock awards. The expense is included within Net Income Available for Common Stock, net of tax benefits.

(2)
The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2019, $1.1 billion of accumulated earnings was free of such limitations.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock
The Company has various plans which allow shareholders, employees and others to purchase shares of the Company common stock. The National Fuel Gas Company Direct Stock Purchase and Dividend Reinvestment Plan allows shareholders to reinvest cash dividends and make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of the Company common stock without the payment of any brokerage commissions in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in the Company common stock, in addition to a variety of other investment alternatives. Generally, at the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an independent agent. During 2019, the Company did not issue any original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan or the Company's 401(k) plans.
During 2019, the Company issued 126,879 original issue shares of common stock as a result of SARs exercises, 80,354 original issue shares of common stock for restricted stock units that vested and 281,882 original issue shares of common stock for performance shares that vested. Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes. During 2019, 159,413 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 28,771 original issue shares of common stock during 2019.
Stock Award Plans
The Company has various stock award plans which provide or provided for the issuance of one or more of the following to key employees: SARs, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance units or performance shares.
Stock-based compensation expense for the years ended September 30, 2019, 2018 and 2017 was approximately $19.5 million, $14.2 million and $10.8 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statements of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2019, 2018 and 2017 was approximately $3.8 million, $3.4 million and $4.4 million, respectively. A portion of stock-based compensation expense is subject to capitalization under IRS uniform capitalization rules. Stock-based compensation of $0.1 million was capitalized under these rules during each of the years ended September 30, 2019, 2018 and 2017. The tax benefit recognized from stock-based compensation exercises and vestings was $3.2 million for the year ended September 30, 2019.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SARs
Transactions for 2019 involving SARs for all plans are summarized as follows:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2018	1,299,088	$50.70
Granted in 2019	—	$—
Exercised in 2019	(528,456)	$43.94
Forfeited in 2019	—	$—
Expired in 2019	(37,500)	$63.87
Outstanding at September 30, 2019	733,132	$54.90	1.73	$—
SARs exercisable at September 30, 2019	733,132	$54.90	1.73	$—
Shares available for future grant at September 30, 2019(1)	1,225,831

(1)	Includes shares available for options, SARs, restricted stock and performance share grants.
The Company did not grant any SARs during the years ended September 30, 2018 and 2017. The Company’s SARs include both performance based and nonperformance-based SARs, but the performance conditions associated with the performance based SARs at the time of grant have all been subsequently met. The SARs are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for SARs is the same as the accounting for stock options.
The total intrinsic value of SARs exercised during the years ended September 30, 2019, 2018 and 2017 totaled approximately $7.2 million, $4.4 million, and $1.6 million, respectively. For the year ended September 30, 2017, 5,000 SARs became fully vested. There were no SARs that became fully vested during the years ended September 30, 2019 and 2018, and all SARs outstanding have been fully vested since fiscal 2017. The total fair value of the SARs that became vested during the year ended September 30, 2017 was approximately $0.1 million.
Restricted Share Awards
Transactions for 2019 involving restricted share awards for all plans are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Outstanding at September 30, 2018	20,000	$47.46
Granted in 2019	—	$—
Vested in 2019	—	$—
Forfeited in 2019	—	$—
Outstanding at September 30, 2019	20,000	$47.46

The Company did not grant any restricted share awards (non-vested stock as defined by the current accounting literature) during the years ended September 30, 2018 and 2017. As of September 30, 2019, unrecognized compensation expense related to restricted share awards totaled approximately $0.1 million, which will be recognized over a weighted average period of 1.1 years.
Vesting restrictions for the 20,000 outstanding shares of non-vested restricted stock at September 30, 2019 will lapse in 2021.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units
Transactions for 2019 involving nonperformance-based restricted stock units for all plans are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2018	245,316	$48.45
Granted in 2019	123,939	$49.40
Vested in 2019	(80,354)	$48.24
Forfeited in 2019	(7,294)	$50.40
Outstanding at September 30, 2019	281,607	$48.88

The Company also granted 89,672 and 87,143 nonperformance-based restricted stock units during the years ended September 30, 2018 and 2017, respectively. The weighted average fair value of such nonperformance-based restricted stock units granted in 2018 and 2017 was $51.23 per share and $52.13 per share, respectively. As of September 30, 2019, unrecognized compensation expense related to nonperformance-based restricted stock units totaled approximately $6.1 million, which will be recognized over a weighted average period of 2.3 years.
Vesting restrictions for the nonperformance-based restricted stock units outstanding at September 30, 2019 will lapse as follows: 2020 — 87,835 units; 2021 — 76,146 units; 2022 — 67,525 units; 2023 - 33,831 units; and 2024 - 16,270 units.
Performance Shares
Transactions for 2019 involving performance shares for all plans are summarized as follows:

	Number of Performance Shares	Weighted Average Fair Value per Award
Outstanding at September 30, 2018	641,290	$44.49
Granted in 2019	244,734	$55.67
Vested in 2019	(281,882)	$31.16
Forfeited in 2019	(109,806)	$54.19
Change in Units Based on Performance Achieved	28,178	$35.14
Outstanding at September 30, 2019	522,514	$54.37

The Company also granted 208,588 and 184,148 performance shares during the years ended September 30, 2018 and 2017, respectively. The weighted average grant date fair value of such performance shares granted in 2018 and 2017 was $50.95 per share and $56.39 per share, respectively. As of September 30, 2019, unrecognized compensation expense related to performance shares totaled approximately $8.7 million, which will be recognized over a weighted average period of 1.7 years. Vesting restrictions for the outstanding performance shares at September 30, 2019 will lapse as follows: 2020 — 173,454 shares; 2021 — 170,526 shares; and 2022 — 178,534 shares.
Half of the performance shares granted during the years ended September 30, 2019, 2018 and 2017 must meet a performance goal related to relative return on capital over a three-year performance cycle. The performance goal over the respective performance cycles for the performance shares granted during 2019, 2018 and 2017 is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.
The other half of the performance shares granted during the years ended September 30, 2019, 2018 and 2017 must meet a performance goal related to relative total shareholder return over a three-year performance cycle.  The performance goal over the respective performance cycles for the total shareholder return performance shares ("TSR performance shares") granted during 2019, 2018 and 2017 is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these TSR performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award. In calculating the fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR performance shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR performance shares, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following assumptions were used in estimating the fair value of the TSR performance shares at the date of grant:

	Year Ended September 30
	2019	2018	2017
Risk-Free Interest Rate	2.61%	1.96%	1.54%
Remaining Term at Date of Grant (Years)	2.78	2.78	2.79
Expected Volatility	20.2%	22.0%	22.6%
Expected Dividend Yield (Quarterly)	N/A	N/A	N/A

Redeemable Preferred Stock
As of September 30, 2019, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt
The outstanding long-term debt is as follows:

	At September 30
	2019	2018
	(Thousands)
Medium-Term Notes(1):
7.4% due March 2023 to June 2025	$99,000	$99,000
Notes(1)(2)(3):
3.75% to 5.20% due December 2021 to September 2028	2,050,000	2,050,000
Total Long-Term Debt	2,149,000	2,149,000
Less Unamortized Discount and Debt Issuance Costs	15,282	17,635
Less Current Portion(4)	—	—
	$2,133,718	$2,131,365

(1)	The Medium-Term Notes and Notes are unsecured.

(2)
The holders of these notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade.

(3)
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

(4)	None of the Company's long-term debt at September 30, 2019 and 2018 will mature within the following twelve-month period.
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
The Company redeemed $300.0 million of 6.50% notes in October 2017 that were scheduled to mature in April 2018. The Company redeemed these notes for $307.0 million, plus accrued interest. The call premium was recorded to Unamortized Debt Expense on the Consolidated Balance Sheet in October 2017. The Company financed this redemption with proceeds from its September 27, 2017 issuance of $300.0 million of 3.95% notes due September 15, 2027.
As of September 30, 2019, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: zero in 2020 and 2021, $500.0 million in 2022, $549.0 million in 2023, zero in 2024, and $1,100.0 million thereafter.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-Term Borrowings
The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. On October 25, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of 12 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through October 25, 2023. The Company also has uncommitted lines of credit with financial institutions for general corporate purposes. Borrowings under these uncommitted lines of credit would be made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institution and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. Other financial institutions may also provide the Company with uncommitted or discretionary lines of credit in the future. The total amount available to be issued under the Company’s commercial paper program is $500.0 million. At September 30, 2019, the commercial paper program was backed by the Credit Agreement.
At September 30, 2019, the Company had outstanding commercial paper of $55.2 million. The Company did not have any outstanding short-term notes payable to banks at September 30, 2019. At September 30, 2019, the weighted average interest rate on the commercial paper was 2.50%. The Company did not have any outstanding commercial paper or short term notes payable to banks at September 30, 2018.
Debt Restrictions
The Credit Agreement provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $250 million. At September 30, 2019, the Company’s debt to capitalization ratio (as calculated under the facility) was .51. The constraints specified in the Credit Agreement would have permitted an additional $1.78 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2019, the Company did not have any debt outstanding under the Credit Agreement.
Under the Company’s existing indenture covenants at September 30, 2019, the Company would have been permitted to issue up to a maximum of $1.02 billion in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to Part II, Item 7, Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $99.0 million (or 4.6%) of the Company’s long-term debt (as of September 30, 2019) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
Note G — Fair Value Measurements
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
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2019 and 2018. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over-the-counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At Fair Value as of September 30, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$10,521	$—	$—	$—	$10,521
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	2,055	—	—	(2,055)	—
Over the Counter Swaps — Gas and Oil	—	52,076	—	(1,483)	50,593
Foreign Currency Contracts	—	5	—	(2,052)	(2,047)
Other Investments:
Balanced Equity Mutual Fund	40,660	—	—	—	40,660
Fixed Income Mutual Fund	62,339	—	—	—	62,339
Common Stock — Financial Services Industry	844	—	—	—	844
Hedging Collateral Deposits	6,832	—	—	—	6,832
Total	$123,251	$52,081	$—	$(5,590)	$169,742
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$7,149	$—	$—	$(2,055)	$5,094
Over the Counter Swaps — Gas and Oil	—	1,671	—	(1,483)	188
Foreign Currency Contracts	—	2,344	—	(2,052)	292
Total	$7,149	$4,015	$—	$(5,590)	$5,574
Total Net Assets/(Liabilities)	$116,102	$48,066	$—	$—	$164,168

	At Fair Value as of September 30, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$215,272	$—	$—	$—	$215,272
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	1,075	—	—	(1,075)	—
Over the Counter Swaps — Gas and Oil	—	26,074	—	(17,041)	9,033
Foreign Currency Contracts	—	443	—	(443)	—
Other Investments:
Balanced Equity Mutual Fund	38,468	—	—	—	38,468
Fixed Income Mutual Fund	51,331	—	—	—	51,331
Common Stock — Financial Services Industry	2,776	—	—	—	2,776
Hedging Collateral Deposits	3,441	—	—	—	3,441
Total	$312,363	$26,517	$—	$(18,559)	$320,321
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$2,412	$—	$—	$(1,075)	$1,337
Over the Counter Swaps — Gas and Oil	—	64,224	—	(17,041)	47,183
Foreign Currency Contracts	—	959	—	(443)	516
Total	$2,412	$65,183	$—	$(18,559)	$49,036
Total Net Assets/(Liabilities)	$309,951	$(38,666)	$—	$—	$271,285

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments
At September 30, 2019 and 2018, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used by NFR (included in the All Other category). Hedging collateral deposits of $6.8 million (at September 30, 2019) and $3.4 million (at September 30, 2018), which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at September 30, 2019 and 2018 consist of natural gas price swap agreements used in the Company’s Exploration and Production segment and in its NFR operations, the crude oil price swap agreements used in the Company’s Exploration and Production segment, basis hedge swap agreements used by NFR and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
For the years ended September 30, 2019 and 2018, there were no assets or liabilities measured at fair value and classified as Level 3. For the years ended September 30, 2019 and September 30, 2018, no transfers in or out of Level 1 or Level 2 occurred.
Note H — Financial Instruments
Long-Term Debt
The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

	At September 30
	2019 Carrying Amount	2019 Fair Value	2018 Carrying Amount	2018 Fair Value
	(Thousands)
Long-Term Debt	$2,133,718	$2,257,085	$2,131,365	$2,121,861

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
Other Investments
The components of the Company's Other Investments are as follows (in thousands):

	At September 30
	2019	2018
	(Thousands)
Life Insurance Contracts	$41,074	$39,970
Equity Mutual Fund	40,660	38,468
Fixed Income Mutual Fund	62,339	51,331
Marketable Equity Securities	844	2,776
	$144,917	$132,545

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
Derivative Financial Instruments
The Company uses derivative financial instruments to manage commodity price risk in the Exploration and Production segment as well as by NFR (included in the All Other category). The Company enters into futures contracts and over-the-counter swap agreements for natural gas and crude oil to manage the price risk associated with forecasted sales of gas and oil. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. These instruments are accounted for as cash flow hedges. The Company also enters into futures contracts and swaps, which are accounted for as cash flow hedges, to manage the price risk associated with forecasted gas purchases. The Company enters into futures contracts and swaps to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in value of natural gas held in storage. These instruments are accounted for as fair value hedges. The duration of the Company’s combined cash flow and fair value hedges does not typically exceed 5 years while the foreign currency forward contracts do not exceed 7 years. The Exploration and Production segment holds the majority of the Company’s derivative financial instruments.
The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at September 30, 2019 and September 30, 2018. Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Prior to October 1, 2019, gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings rather than as a component of other comprehensive income (loss). With the October 1, 2019 adoption of the authoritative guidance that changes the financial reporting of hedging

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

relationships and simplifies the application of hedge accounting, derivative instruments that are designated and qualify as a cash flow hedge will no longer have hedge ineffectiveness or a component excluded from the assessment of the effectiveness.
As of September 30, 2019, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	105.2	Bcf (short positions)
Natural Gas	2.7	Bcf (long positions)
Crude Oil	2,772,000	Bbls (short positions)
As of September 30, 2019, the Company was hedging a total of $81.6 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).
As of September 30, 2019, the Company had $47.4 million ($34.7 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $39.1 million ($28.6 million after tax) of such unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Year Ended September 30, 2019 and 2018 (Dollar Amounts in Thousands)
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
Amount of
Derivative Gain or
(Loss) Reclassified
from Accumulated
Other
Comprehensive
Income (Loss) on
the Consolidated
Balance Sheet into
the Consolidated
Statement of Income
(Effective Portion)
for the Year Ended
September 30,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Year Ended September 30,
	2019	2018		2019	2018		2019	2018
Commodity Contracts	$82,984	$(70,905)	Operating Revenue	$(3,460)	$423	Operating Revenue	$2,096	$(782)
Commodity Contracts	(1,037)	701	Purchased Gas	(1,182)	952	Not Applicable	—	—
Foreign Currency Contracts	(2,646)	(3,899)	Operating Revenue	(822)	(2,564)	Not Applicable	—	—
Total	$79,301	$(74,103)		$(5,464)	$(1,189)		$2,096	$(782)
Fair Value Hedges
The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company’s financial statements. As of September 30, 2019, NFR had fair value hedges covering approximately 25.6 Bcf (25.2 Bcf of fixed price sales commitments and 0.4 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2019	Amount of Gain or (Loss) on Hedged Item Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2019
		(In thousands)
Commodity Contracts	Operating Revenues	$2,606	$(2,606)
Commodity Contracts	Purchased Gas	(665)	665
		$1,941	$(1,941)

Credit Risk
The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with eighteen counterparties of which sixteen are in a net gain position. On average, the Company had $3.0 million of credit exposure per counterparty in a gain position at September 30, 2019. The maximum credit exposure per counterparty in a gain position at September 30, 2019 was $7.0 million. As of September 30, 2019, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.
As of September 30, 2019, fifteen of the eighteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required. At September 30, 2019, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $36.6 million according to the Company’s internal model (discussed in Note G — Fair Value Measurements). At September 30, 2019, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $0.4 million according to the Company's internal model. For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at September 30, 2019.
For its exchange traded futures contracts, the Company was required to post $6.8 million in hedging collateral deposits as of September 30, 2019. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.

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
Note I — Retirement Plan and Other Post-Retirement Benefits
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan). The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $3.9 million, $3.5 million and $2.9 million for the years ended September 30, 2019, 2018 and 2017, respectively. Costs associated with the Company’s contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $6.4 million, $6.2 million, and $5.9 million for the years ended September 30, 2019, 2018 and 2017, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement benefits are shown in the tables below. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30 for fiscal years 2019, 2018 and 2017.

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2019	2018	2017	2019	2018	2017
	(Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$985,690	$1,054,826	$1,097,421	$435,986	$462,619	$526,138
Service Cost	8,482	9,921	11,969	1,519	1,830	2,449
Interest Cost	38,378	33,006	38,383	17,145	14,801	19,007
Plan Participants’ Contributions	—	—	—	2,930	2,894	2,717
Retiree Drug Subsidy Receipts	—	—	—	1,855	1,545	1,553
Actuarial (Gain) Loss	127,748	(50,218)	(32,466)	34,401	(21,039)	(62,215)
Benefits Paid	(62,673)	(61,845)	(60,481)	(25,673)	(26,664)	(27,030)
Benefit Obligation at End of Period	$1,097,625	$985,690	$1,054,826	$468,163	$435,986	$462,619
Change in Plan Assets
Fair Value of Assets at Beginning of Period	$924,506	$910,719	$869,775	$513,800	$514,017	$494,320
Actual Return on Plan Assets	77,401	42,652	84,279	30,006	20,657	40,157
Employer Contributions	29,215	32,980	17,146	3,064	2,896	3,853
Plan Participants’ Contributions	—	—	—	2,930	2,894	2,717
Benefits Paid	(62,673)	(61,845)	(60,481)	(25,673)	(26,664)	(27,030)
Fair Value of Assets at End of Period	$968,449	$924,506	$910,719	$524,127	$513,800	$514,017
Net Amount Recognized at End of Period (Funded Status)	$(129,176)	$(61,184)	$(144,107)	$55,964	$77,814	$51,398
Amounts Recognized in the Balance Sheets Consist of:
Non-Current Liabilities	$(129,176)	$(61,184)	$(144,107)	$(4,553)	$(4,919)	$(4,972)
Non-Current Assets	—	—	—	60,517	82,733	56,370
Net Amount Recognized at End of Period	$(129,176)	$(61,184)	$(144,107)	$55,964	$77,814	$51,398
Accumulated Benefit Obligation	$1,053,914	$946,763	$1,010,179	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	3.15%	4.30%	3.77%	3.17%	4.31%	3.81%
Rate of Compensation Increase	4.70%	4.70%	4.70%	4.70%	4.70%	4.70%

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2019	2018	2017	2019	2018	2017
	(Thousands)
Components of Net Periodic Benefit Cost
Service Cost	$8,482	$9,921	$11,969	$1,519	$1,830	$2,449
Interest Cost	38,378	33,006	38,383	17,145	14,801	19,007
Expected Return on Plan Assets	(62,368)	(61,715)	(59,718)	(30,157)	(31,482)	(31,458)
Amortization of Prior Service Cost (Credit)	826	938	1,058	(429)	(429)	(429)
Recognition of Actuarial Loss(1)	32,096	37,205	42,687	5,962	10,558	18,415
Net Amortization and Deferral for Regulatory Purposes	2,493	9,027	469	16,481	15,028	6,108
Net Periodic Benefit Cost	$19,907	$28,382	$34,848	$10,521	$10,306	$14,092
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Effective Discount Rate for Benefit Obligations	4.30%	3.77%	3.60%	4.31%	3.81%	3.70%
Effective Rate for Interest on Benefit Obligations	4.03%	3.23%	3.60%	4.05%	3.29%	3.70%
Effective Discount Rate for Service Cost	4.40%	4.00%	3.60%	4.43%	4.10%	3.70%
Effective Rate for Interest on Service Cost	4.29%	3.73%	3.60%	4.39%	3.98%	3.70%
Expected Return on Plan Assets	6.75%	7.00%	7.00%	6.00%	6.25%	6.50%
Rate of Compensation Increase	4.70%	4.70%	4.70%	4.70%	4.70%	4.70%

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
In addition to the Retirement Plan discussed above, the Company also has Non-Qualified benefit plans that cover a group of management employees designated by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit costs associated with these plans were $7.6 million, $6.8 million and $7.6 million in 2019, 2018 and 2017, respectively. The accumulated benefit obligations for the plans were $79.8 million, $70.6 million and $72.5 million at September 30, 2019, 2018 and 2017, respectively. The

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

projected benefit obligations for the plans were $99.5 million, $86.1 million and $88.9 million at September 30, 2019, 2018 and 2017, respectively. At September 30, 2019, $13.2 million of the projected benefit obligation is recorded in Other Accruals and Current Liabilities and the remaining $86.3 million is recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2018, $11.5 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $74.6 million was recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2017, $14.1 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $74.8 million was recorded in Other Deferred Credits on the Consolidated Balance Sheets. The weighted average discount rates for these plans were 2.77%, 4.02% and 3.22% as of September 30, 2019, 2018 and 2017, respectively and the weighted average rates of compensation increase for these plans were 8.00%, 7.75% and 7.75% as of September 30, 2019, 2018 and 2017, respectively.
The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2019, the changes in such amounts during 2019, as well as the amounts expected to be recognized in net periodic benefit cost in fiscal 2020 are presented in the table below:

	Retirement Plan	Other Post-Retirement Benefits	Non-Qualified Benefit Plans
	(Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Loss	$(216,146)	$(27,398)	$(33,477)
Prior Service (Cost) Credit	(4,370)	2,829	—
Net Amount Recognized	$(220,516)	$(24,569)	$(33,477)
Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2019(1)
Increase in Actuarial Loss, excluding amortization(2)	$(112,715)	$(34,553)	$(14,217)
Change due to Amortization of Actuarial Loss	32,096	5,962	3,558
Prior Service (Cost) Credit	826	(429)	—
Net Change	$(79,793)	$(29,020)	$(10,659)
Amounts Expected to be Recognized in Net Periodic Benefit Cost in the Next Fiscal Year(1)
Net Actuarial Loss	$(39,384)	$(535)	$(5,341)
Prior Service (Cost) Credit	(729)	429	—
Net Amount Expected to be Recognized	$(40,113)	$(106)	$(5,341)

(1)	Amounts presented are shown before recognizing deferred taxes.

(2)	Amounts presented include the impact of actuarial gains/losses related to return on assets, as well as the Actuarial (Gain) Loss amounts presented in the Change in Benefit Obligation.
In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2019, the Company recorded an $82.7 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $36.8 million (pre-tax) decrease to Accumulated Other Comprehensive Income.
The effect of the discount rate change for the Retirement Plan in 2019 was to increase the projected benefit obligation of the Retirement Plan by $128.4 million. The mortality improvement projection scale was updated,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which decreased the projected benefit obligation of the Retirement Plan in 2019 by $5.3 million. Other actuarial experience increased the projected benefit obligation for the Retirement Plan in 2019 by $4.7 million. The effect of the discount rate change for the Retirement Plan in 2018 was to decrease the projected benefit obligation of the Retirement Plan by $58.1 million. The effect of the discount rate change for the Retirement Plan in 2017 was to decrease the projected benefit obligation of the Retirement Plan by $20.5 million.
The Company made cash contributions totaling $29.2 million to the Retirement Plan during the year ended September 30, 2019. The Company expects that the annual contribution to the Retirement Plan in 2020 will be in the range of $25.0 million to $30.0 million.
The following Retirement Plan benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan during the next five years and the five years thereafter: $66.3 million in 2020; $66.8 million in 2021; $67.1 million in 2022; $67.1 million in 2023; $67.1 million in 2024; and $328.7 million in the five years thereafter.
The effect of the discount rate change in 2019 was to increase the other post-retirement benefit obligation by $57.2 million. The mortality improvement projection scale was updated, which decreased the other post-retirement benefit obligation in 2019 by $3.9 million. Other actuarial experience decreased the other post-retirement benefit obligation in 2019 by $18.9 million, the majority of which was attributable to a revision in assumed per-capita claims cost, premiums, retiree contributions and retiree drug subsidy assumptions based on actual experience.
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
The effect of the discount rate change in 2017 was to decrease the other post-retirement benefit obligation by $6.2 million. The mortality improvement projection scale was updated, which decreased the other post-retirement benefit obligation in 2017 by $5.7 million. Other actuarial experience decreased the other post-retirement benefit obligation in 2017 by $50.3 million primarily attributable to a revision in assumed per-capita claims cost, premiums, retiree contributions and drug subsidy assumptions based on actual experience.
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
The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows (dollars in thousands):

	Benefit Payments	Subsidy Receipts
2020	$27,998	$(1,901)
2021	$28,711	$(2,025)
2022	$29,142	$(2,147)
2023	$29,478	$(2,264)
2024	$29,631	$(2,372)
2025 through 2029	$147,138	$(12,960)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates as of September 30 were:

	2019		2018		2017
Rate of Medical Cost Increase for Pre Age 65 Participants	5.50%	(1)	5.59%	(1)	5.67%	(1)
Rate of Medical Cost Increase for Post Age 65 Participants	4.75%	(1)	4.75%	(1)	4.75%	(1)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	7.35%	(1)	7.89%	(1)	8.45%	(1)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	4.75%	(1)	4.75%	(1)	4.75%	(1)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	6.84%	(1)	7.18%	(1)	7.33%	(1)

(1)	It was assumed that this rate would gradually decline to 4.5% by 2039.
The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2019 would increase by $60.8 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2019 by $2.7 million. If the health care cost trend rates were decreased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2019 would decrease by $49.1 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2019 by $2.1 million.
The Company made cash contributions totaling $2.8 million to its VEBA trusts during the year ended September 30, 2019. In addition, the Company made direct payments of $0.3 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2019. The Company expects that the annual contribution to its VEBA trusts in 2020 will be in the range of $2.5 million to $3.0 million.
Investment Valuation
The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note G — Fair Value Measurements for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2019 and 2018, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall, based on the lowest level input that is significant to the fair value measurement in its entirety (dollars in thousands):

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30, 2019
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(7)
Retirement Plan Investments
Domestic Equities(1)	$175,812	$114,324	$—	$—	$61,488
International Equities(2)	81,631	—	—	—	81,631
Global Equities(3)	70,095	—	—	—	70,095
Domestic Fixed Income(4)	493,839	1,784	439,255	—	52,800
International Fixed Income(5)	17,744	—	17,744	—	—
Global Fixed Income(6)	75,329	—	—	—	75,329
Real Estate	107,764	—	—	3,154	104,610
Cash Held in Collective Trust Funds	18,310	—	—	—	18,310
Total Retirement Plan Investments	1,040,524	116,108	456,999	3,154	464,263
401(h) Investments	(73,688)	(8,205)	(32,295)	(223)	(32,965)
Total Retirement Plan Investments (excluding 401(h) Investments)	$966,836	$107,903	$424,704	$2,931	$431,298
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	1,613
Total Retirement Plan Assets	$968,449

	At September 30, 2018
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(7)
Retirement Plan Investments
Domestic Equities(1)	$223,300	$139,885	$—	$—	$83,415
International Equities(2)	100,832	—	—	—	100,832
Global Equities(3)	85,942	—	—	—	85,942
Domestic Fixed Income(4)	434,392	1,640	382,348	—	50,404
International Fixed Income(5)	416	416	—	—	—
Global Fixed Income(6)	72,382	—	—	—	72,382
Real Estate	53,878	—	—	3,194	50,684
Cash Held in Collective Trust Funds	26,191	—	—	—	26,191
Total Retirement Plan Investments	997,333	141,941	382,348	3,194	469,850
401(h) Investments	(67,817)	(9,695)	(26,114)	(218)	(31,790)
Total Retirement Plan Investments (excluding 401(h) Investments)	$929,516	$132,246	$356,234	$2,976	$438,060
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(5,010)
Total Retirement Plan Assets	$924,506

(1)	Domestic Equities include mostly collective trust funds, common stock, and exchange traded funds.

(2)	International Equities are comprised of collective trust funds.

(3)	Global Equities are comprised of collective trust funds.

(4)	Domestic Fixed Income securities include mostly collective trust funds, corporate/government bonds and mortgages, and exchange traded funds.

(5)	International Fixed Income securities are comprised mostly of corporate/government bonds.

(6)	Global Fixed Income securities are comprised of a collective trust fund.

(7)	Reflects the authoritative guidance related to investments measured at net asset value (NAV).

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30, 2019
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Global Equities	$167,966	$—	$—	$—	$167,966
Exchange Traded Funds — Fixed Income	275,296	275,296	—	—	—
Cash Held in Collective Trust Funds	8,229	—	—	—	8,229
Total VEBA Trust Investments	451,491	275,296	—	—	176,195
401(h) Investments	73,688	8,205	32,295	223	32,965
Total Investments (including 401(h) Investments)	$525,179	$283,501	$32,295	$223	$209,160
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	(1,052)
Total Other Post-Retirement Benefit Assets	$524,127

	At September 30, 2018
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$125,295	$—	$—	$—	$125,295
Collective Trust Funds — International Equities	47,245	—	—	—	47,245
Exchange Traded Funds — Fixed Income	265,667	265,667	—	—	—
Cash Held in Collective Trust Funds	7,894	—	—	—	7,894
Total VEBA Trust Investments	446,101	265,667	—	—	180,434
401(h) Investments	67,817	9,695	26,114	218	31,790
Total Investments (including 401(h) Investments)	$513,918	$275,362	$26,114	$218	$212,224
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	(118)
Total Other Post-Retirement Benefit Assets	$513,800

(1)	Reflects the authoritative guidance related to investments measured at net asset value (NAV).
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
The following tables provide a reconciliation of the beginning and ending balances of the Retirement Plan and other post-retirement benefit assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3). For the years ended September 30, 2019 and

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018, there were no transfers from Level 1 to Level 2. In addition, as shown in the following tables, there were no transfers in or out of Level 3.

	Retirement Plan Level 3 Assets (Thousands)
	Real Estate	Excluding 401(h) Investments	Total

Balance at September 30, 2017	$3,391	$(225)	$3,166
Unrealized Gains/(Losses)	188	(19)	169
Sales	(385)	26	(359)
Balance at September 30, 2018	3,194	(218)	2,976
Unrealized Gains/(Losses)	(37)	(5)	(42)
Sales	(3)	—	(3)
Balance at September 30, 2019	$3,154	$(223)	$2,931

Other Post-Retirement Benefit Level 3 Assets (Thousands)
401(h) Investments

Balance at September 30, 2017	$225
Unrealized Gains/(Losses)	19
Sales	(26)
Balance at September 30, 2018	218
Unrealized Gains/(Losses)	5
Sales	—
Balance at September 30, 2019	$223

The Company’s assumption regarding the expected long-term rate of return on plan assets is 6.40% (Retirement Plan) and 5.70% (other post-retirement benefits), effective for fiscal 2020. The return assumption reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes projected capital market conditions and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets.
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
Note J — Commitments and Contingencies
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory requirements.
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2019, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $7.0 million, which includes a $3.8 million estimated minimum liability to remediate a former manufactured gas plant site located in New York.  In March 2018, the NYDEC issued a Record of Decision for this New York site and the minimum liability reflects the remedy selected in the Record of Decision. The Company's liability for such clean-up costs has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at September 30, 2019. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 3 years and the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.
Northern Access Project
On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access project described herein. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). The United States Court of Appeals for the Second Circuit (the “Second Circuit Court of Appeals”) held in the Company’s favor in its appeal of this decision, vacating the NYDEC denial and remanding to the NYDEC. The NYDEC subsequently issued a second denial, which the Company has appealed to the Second Circuit Court of Appeals. The court has held this appeal in abeyance pending the outcome of the FERC waiver appeal, described below. While the Company’s initial appeal was pending before the Second Circuit Court of Appeals, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order and FERC's decisions have been appealed and are pending in a separate action before the Second Circuit Court of Appeals. In addition, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company remains committed to the project. In light of these pending legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022.
Other
The Company, in its Utility segment, Exploration and Production segment, and its NFR operations (included in the All Other category), has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

follows: $256.4 million in 2020, $78.5 million in 2021, $111.2 million in 2022, $110.8 million in 2023, $115.6 million in 2024 and $1,098.8 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.
The Company has entered into leases for the use of buildings and office space, drilling rigs, compressor equipment and other miscellaneous assets. These leases are accounted for as operating leases. The future lease commitments during the next five years and thereafter are as follows: $12.4 million in 2020, $2.8 million in 2021, $2.3 million in 2022, $2.3 million in 2023, $2.2 million in 2024 and $9.7 million thereafter.
The Company, in its Pipeline and Storage segment, Gathering segment and Utility segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system modernization and expansion projects. As of September 30, 2019, the future contractual commitments related to the system modernization and expansion projects are $97.5 million in 2020, $34.9 million in 2021, $6.0 million in 2022, $3.3 million in 2023, $3.3 million in 2024 and $11.6 million thereafter.
The Company, in its Exploration and Production segment, has entered into contractual obligations to support its development activities and operations in Pennsylvania and California, including hydraulic fracturing and other well completion services, well tending services, well workover activities, tubing and casing, production equipment, and fuel purchases for steam generation. The future contractual commitments are $104.3 million in 2020, $22.2 million in 2021 and $1.7 million in 2022. There are no contractual commitments extending beyond 2022.
The Company is involved in other litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note D — Regulatory Matters, the Company is involved in other regulatory matters arising in the normal course of business. These other litigation and regulatory matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations and other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these other matters arising in the normal course of business could have a material effect on earnings and cash flows in the period in which they are resolved, an estimate of the possible loss or range of loss, if any, cannot be made at this time.
Note K — Business Segment Information
The Company reports financial results for four segments: Exploration and Production, Pipeline and Storage, Gathering and Utility. The division of the Company’s operations into reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors. The Company previously reported financial results for five business segments: Exploration and Production, Pipeline and Storage, Gathering, Utility and Energy Marketing. However, management has made the decision to eliminate the Energy Marketing segment as a reportable segment based on the fact that the energy marketing operations do not meet any of the quantitative thresholds specified by authoritative guidance related to segment reporting. Furthermore, from a qualitative standpoint, management’s focus has changed regarding the energy marketing operations, and management no longer considers the energy marketing operations to be integral to the overall operations of the Company. As a result of this change in focus and the fact that the energy marketing operations cannot be aggregated into one of the other four reportable business segments, the energy marketing operations have been included in the All Other category in the disclosures that follow. Prior year segment information shown below has been restated to reflect this change in presentation.
The Exploration and Production segment, through Seneca, is engaged in exploration for and development of natural gas and oil reserves in California and the Appalachian region of the United States.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Pipeline and Storage segment operations are regulated by the FERC for both Supply Corporation and Empire. Supply Corporation transports and stores natural gas for utilities (including Distribution Corporation), natural gas marketers (including NFR), exploration and production companies (including Seneca) and pipeline companies in the northeastern United States markets. Empire transports and stores natural gas for major industrial companies, utilities (including Distribution Corporation) and power producers in New York State. Empire also transports natural gas for natural gas marketers and exploration and production companies from natural gas producing areas in Pennsylvania to markets in New York and to interstate pipeline delivery points with access to additional markets in the northeastern United States and Canada.
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
The data presented in the tables below reflects financial information for the segments and reconciliations to consolidated amounts. The accounting policies of the segments are the same as those described in Note A — Summary of Significant Accounting Policies. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. The Company evaluates segment performance based on income before discontinued operations (when applicable). When this is not applicable, the Company evaluates performance based on net income.

	Year Ended September 30, 2019
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$632,740	$195,808	$11	$715,813	$1,544,372	$148,582	$378	$1,693,332
Intersegment Revenues	$—	$92,475	$127,064	$11,629	$231,168	$1,127	$(232,295)	$—
Interest Income	$1,107	$2,982	$546	$1,809	$6,444	$1,291	$(1,670)	$6,065
Interest Expense	$54,777	$29,142	$9,406	$23,443	$116,768	$21	$(10,033)	$106,756
Depreciation, Depletion and Amortization	$154,784	$44,947	$20,038	$53,832	$273,601	$1,291	$768	$275,660
Income Tax Expense (Benefit)	$32,978	$23,238	$20,895	$13,967	$91,078	$(955)	$(4,902)	$85,221
Segment Profit: Net Income (Loss)	$111,807	$74,011	$58,413	$60,871	$305,102	$(1,811)	$999	$304,290
Expenditures for Additions to Long-Lived Assets	$491,889	$143,005	$49,650	$95,847	$780,391	$128	$727	$781,246
	At September 30, 2019
	(Thousands)
Segment Assets	$1,972,776	$1,893,514	$547,995	$1,991,338	$6,405,623	$122,241	$(65,707)	$6,462,157

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2018
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Elimination	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$564,547	$210,345	$41	$674,726	$1,449,659	$142,349	$660	$1,592,668
Intersegment Revenues	$—	$89,981	$107,856	$12,800	$210,637	$826	$(211,463)	$—
Interest Income	$1,479	$2,748	$1,106	$1,591	$6,924	$1,073	$(1,231)	$6,766
Interest Expense	$54,288	$31,383	$9,560	$26,753	$121,984	$22	$(7,484)	$114,522
Depreciation, Depletion and Amortization	$124,274	$43,463	$17,313	$53,253	$238,303	$1,902	$756	$240,961
Income Tax Expense (Benefit)	$(41,962)	$17,806	$(17,677)	$15,258	$(26,575)	$2,125	$16,956	$(7,494)
Segment Profit: Net Income (Loss)	$180,632	$97,246	$83,519	$51,217	$412,614	$261	$(21,354)	$391,521
Expenditures for Additions to Long-Lived Assets	$380,677	$92,832	$61,728	$85,648	$620,885	$41	$(20,324)	$600,602
	At September 30, 2018
	(Thousands)
Segment Assets	$1,568,563	$1,848,180	$533,608	$1,921,971	$5,872,322	$129,080	$35,084	$6,036,486

	Year Ended September 30, 2017
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$614,599	$206,615	$115	$626,899	$1,448,228	$130,759	$894	$1,579,881
Intersegment Revenues	$—	$87,810	$107,566	$13,072	$208,448	$794	$(209,242)	$—
Interest Income	$707	$1,467	$994	$1,051	$4,219	$784	$(890)	$4,113
Interest Expense	$53,702	$33,717	$9,142	$28,492	$125,053	$47	$(5,263)	$119,837
Depreciation, Depletion and Amortization	$112,565	$41,196	$16,162	$52,582	$222,505	$940	$750	$224,195
Income Tax Expense (Benefit)	$66,093	$40,947	$29,694	$24,894	$161,628	$644	$(1,590)	$160,682
Segment Profit: Net Income (Loss)	$129,326	$68,446	$40,377	$46,935	$285,084	$1,167	$(2,769)	$283,482
Expenditures for Additions to Long-Lived Assets	$253,057	$95,336	$32,645	$80,867	$461,905	$75	$137	$462,117
	At September 30, 2017
	(Thousands)
Segment Assets	$1,407,152	$1,929,788	$580,051	$2,013,123	$5,930,114	$137,798	$35,408	$6,103,320

(1)	All Revenue from External Customers originated in the United States.

Geographic Information	At September 30
	2019	2018	2017
	(Thousands)
Long-Lived Assets:
United States	$6,099,534	$5,491,895	$5,285,040

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

Quarter Ended	Operating Revenues	Operating Income	Net Income Available for Common Stock		Earnings per Common Share

					Basic	Diluted
	(Thousands, except per common share amounts)
2019
9/30/2019	$293,341	$83,940	$47,282		$0.55	$0.54
6/30/2019	$357,200	$112,827	$63,753		$0.74	$0.73
3/31/2019	$552,544	$153,359	$90,595		$1.05	$1.04
12/31/2018	$490,247	$161,683	$102,660	(1)	$1.19	$1.18
2018
9/30/2018	$289,196	$84,662	$37,995	(2)	$0.44	$0.44
6/30/2018	$342,912	$114,003	$63,025		$0.73	$0.73
3/31/2018	$540,905	$171,589	$91,847	(3)	$1.07	$1.06
12/31/2017	$419,655	$149,469	$198,654	(4)	$2.32	$2.30

(1)	Includes a $5.0 million reduction to income tax expense associated with the remeasurement of accumulated deferred income taxes in accordance with the 2017 Tax Reform Act.

(2)	Includes a $3.5 million increase to income tax expense associated with the remeasurement of accumulated deferred income taxes in accordance with the 2017 Tax Reform Act.

(3)	Includes a $4.0 million increase to income tax expense associated with the remeasurement of accumulated deferred income taxes in accordance with the 2017 Tax Reform Act.

(4)	Includes a $111.0 million reduction to income tax expense associated with the remeasurement of accumulated
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized Costs Relating to Oil and Gas Producing Activities

	At September 30
	2019	2018
	(Thousands)
Proved Properties(1)	$5,623,623	$5,114,753
Unproved Properties	53,498	62,234
	5,677,121	5,176,987
Less — Accumulated Depreciation, Depletion and Amortization	4,012,568	3,862,687
	$1,664,553	$1,314,300

(1)	Includes asset retirement costs of $70.5 million and $44.3 million at September 30, 2019 and 2018, respectively.
Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized. Although the timing of the ultimate evaluation or disposition of the unproved properties cannot be determined, the Company expects the majority of its acquisition costs associated with unproved properties to be transferred into the amortization base by 2024. It expects the majority of its development and exploration costs associated with unproved properties to be transferred into the amortization base by 2022. Following is a summary of costs excluded from amortization at September 30, 2019:

	Total as of September 30, 2019	Year Costs Incurred
		2019	2018	2017	Prior
	(Thousands)
Acquisition Costs	$24,265	$—	$—	$—	$24,265
Development Costs	21,483	17,819	481	43	3,140
Exploration Costs	7,606	—	—	32	7,574
Capitalized Interest	144	41	—	—	103
	$53,498	$17,860	$481	$75	$35,082

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2019	2018	2017
	(Thousands)
United States
Property Acquisition Costs:
Proved	$3,136	$1,544	$8,908
Unproved	3,679	4,286	262
Exploration Costs(1)	2,060	29,365	40,975
Development Costs(2)	468,498	332,496	200,639
Asset Retirement Costs	26,192	(10,107)	(9,175)
	$503,565	$357,584	$241,609

(1)	Amounts for 2019, 2018 and 2017 include capitalized interest of zero, zero and $0.3 million, respectively.

(2)	Amounts for 2019, 2018 and 2017 include capitalized interest of $0.2 million, $0.3 million and $0.2 million, respectively.
For the years ended September 30, 2019, 2018 and 2017, the Company spent $246.0 million, $182.3 million and $101.1 million, respectively, developing proved undeveloped reserves.
Results of Operations for Producing Activities

	Year Ended September 30
	2019	2018	2017
United States	(Thousands, except per Mcfe amounts)
Operating Revenues:
Gas (includes transfers to operations of $2,532, $2,134 and $2,357, respectively)(1)	$481,048	$390,642	$399,975
Oil, Condensate and Other Liquids	149,078	168,254	126,517
Total Operating Revenues(2)	630,126	558,896	526,492
Production/Lifting Costs	186,626	162,721	165,991
Franchise/Ad Valorem Taxes	17,673	14,355	15,372
Purchased Emission Allowance Expense	2,527	1,883	1,391
Accretion Expense	3,723	4,266	4,896
Depreciation, Depletion and Amortization ($0.71, $0.67 and $0.63 per Mcfe of production, respectively)	149,881	119,946	108,471
Income Tax Expense	64,652	72,723	86,657
Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$205,044	$183,002	$143,714

(1)	There were no revenues from sales to affiliates for all years presented.

(2)	Exclusive of hedging gains and losses. See further discussion in Note H — Financial Instruments.

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
All of the Company's reserve estimates are audited annually by Netherland, Sewell and Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include a professional engineer registered with the State of Texas (consulting at NSAI since 2011 and with over 4 years of prior industry experience in petroleum engineering) and a professional geoscientist registered in the State of Texas (consulting at NSAI since 2008 and with over 11 years of prior industry experience in petroleum geosciences). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2019 and did not identify any problems which would cause it to take exception to those estimates.
The reliable technologies that were utilized in estimating the reserves include wire line open-hole log data, performance data, log cross sections, core data, 2D and 3D seismic data and statistical analysis. The statistical method utilized production performance from both the Company's and competitors’ wells. Geophysical data includes data from the Company's wells, third-party wells, published documents and state data-sites, and 2D and 3D seismic data. These were used to confirm continuity of the formation.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Gas MMcf
	U.S.
	Appalachian Region		West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2016	1,631,451		43,124	1,674,575
Extensions and Discoveries	386,649	(1)	8	386,657
Revisions of Previous Estimates	84,480		6,369	90,849
Production	(154,093)	(2)	(2,995)	(157,088)
Sale of Minerals in Place	(21,873)		—	(21,873)
September 30, 2017	1,926,614		46,506	1,973,120
Extensions and Discoveries	521,694	(1)	—	521,694
Revisions of Previous Estimates	90,113		3,322	93,435
Production	(160,499)	(2)	(2,407)	(162,906)
Sale of Minerals in Place	(57,420)		(10,581)	(68,001)
September 30, 2018	2,320,502		36,840	2,357,342
Extensions and Discoveries	686,549	(1)	—	686,549
Revisions of Previous Estimates	104,741		(1,233)	103,508
Production	(195,906)	(2)	(1,974)	(197,880)
September 30, 2019	2,915,886		33,633	2,949,519
Proved Developed Reserves:
September 30, 2016	1,089,492		43,124	1,132,616
September 30, 2017	1,316,596		46,506	1,363,102
September 30, 2018	1,569,692		36,840	1,606,532
September 30, 2019	1,901,162		33,633	1,934,795
Proved Undeveloped Reserves:
September 30, 2016	541,959		—	541,959
September 30, 2017	610,018		—	610,018
September 30, 2018	750,810		—	750,810
September 30, 2019	1,014,724		—	1,014,724

(1)
Extensions and discoveries include 181 Bcf (during 2017), 274 Bcf (during 2018) and 175 Bcf (during 2019), of Marcellus Shale gas (which exceed 15% of total reserves) in the Appalachian region. Extensions and discoveries include 205 Bcf (during 2017), 248 Bcf (during 2018) and 512 Bcf (during 2019), of Utica Shale gas (which exceed 15% of total reserves) in the Appalachian region.

(2)
Production includes 145,452 MMcf (during 2017), 150,196 MMcf (during 2018) and 163,015 MMcf (during 2019), from Marcellus Shale fields. Production includes 9,409 MMcf (during 2018) and 32,095 MMcf (during 2019), from Utica Shale fields.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Oil Mbbl
	U.S.
	Appalachian Region	West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2016	73	28,936	29,009
Extensions and Discoveries	—	674	674
Revisions of Previous Estimates	(12)	3,305	3,293
Production	(4)	(2,736)	(2,740)
Sales of Minerals in Place	(29)	—	(29)
September 30, 2017	28	30,179	30,207
Extensions and Discoveries	—	2,301	2,301
Revisions of Previous Estimates	(10)	2,487	2,477
Production	(4)	(2,531)	(2,535)
Sales of Minerals in Place	—	(4,787)	(4,787)
September 30, 2018	14	27,649	27,663
Extensions and Discoveries	—	787	787
Revisions of Previous Estimates	2	(1,256)	(1,254)
Production	(3)	(2,320)	(2,323)
September 30, 2019	13	24,860	24,873
Proved Developed Reserves:
September 30, 2016	73	28,698	28,771
September 30, 2017	28	29,771	29,799
September 30, 2018	14	26,689	26,703
September 30, 2019	13	24,246	24,259
Proved Undeveloped Reserves:
September 30, 2016	—	238	238
September 30, 2017	—	408	408
September 30, 2018	—	960	960
September 30, 2019	—	614	614

The Company’s proved undeveloped (PUD) reserves increased from 757 Bcfe at September 30, 2018 to 1,018 Bcfe at September 30, 2019. PUD reserves in the Marcellus Shale decreased slightly from 394 Bcfe at September 30, 2018 to 383 Bcfe at September 30, 2019. PUD reserves in the Utica Shale increased from 357 Bcfe at September 30, 2018 to 632 Bcfe at September 30, 2019. The Company’s total PUD reserves were 33% of total proved reserves at September 30, 2019, up from 30% of total proved reserves at September 30, 2018.
The Company’s PUD reserves increased from 612 Bcfe at September 30, 2017 to 757 Bcfe at September 30, 2018. PUD reserves in the Marcellus Shale decreased from 456 Bcfe at September 30, 2017 to 394 Bcfe at September 30, 2018. PUD reserves in the Utica Shale increased from 154 Bcfe at September 30, 2017 to 357 Bcfe at September 30, 2018. The Company’s total PUD reserves were 30% of total proved reserves at September 30, 2018, up from 28% of total proved reserves at September 30, 2017.
The increase in PUD reserves in 2019 of 261 Bcfe is a result of 575 Bcfe in new PUD reserve additions (175 Bcfe from the Marcellus Shale, 398 Bcfe from the Utica Shale and 2 Bcfe from the West Coast region) and 38 Bcfe in upward revisions to remaining PUD reserves, partially offset by 297 Bcfe in PUD conversions to developed reserves (186 Bcfe from the Marcellus Shale, 106 Bcfe from the Utica Shale and 5 Bcfe from the West Coast

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

region), and 55 Bcfe in PUD reserves removed for six PUD locations, two of these wells removed are in the Marcellus (13 Bcfe) and four are in the Utica (42 Bcfe).
The increase in PUD reserves in 2018 of 145 Bcfe is a result of 431 Bcfe in new PUD reserve additions (229 Bcfe from the Marcellus Shale, 197 Bcfe from the Utica Shale and 5 Bcfe from the West Coast region) and 60 Bcfe in upward revisions to remaining PUD reserves, partially offset by 284 Bcfe in PUD conversions to developed reserves (264 Bcfe from the Marcellus Shale, 18 Bcfe from the Utica Shale and 2 Bcfe from the West Coast region), 5 Bcfe in PUD reserves removed for one Marcellus PUD and sales of 57 Bcfe in PUD working interest reserves sold as part of a joint development agreement with IOG CRV - Marcellus, LLC.
The Company invested $246 million during the year ended September 30, 2019 to convert 297 Bcfe (380 Bcfe after positive revisions) of predominantly Marcellus and Utica Shale PUD reserves to developed reserves. This represents 39% of the net PUD reserves recorded at September 30, 2018. In fiscal 2019, the Company developed 56 (or 50%) of its well locations with net PUD reserves recorded at September 30, 2018. The majority of these wells were in the Appalachian region. The 83 Bcfe in upward revisions to PUD reserves converted to developed reserves in 2019 were a result of longer completed laterals and improved well performance at PUD locations that were recorded at September 30, 2018.
The Company invested $182 million during the year ended September 30, 2018 to convert 284 Bcfe of predominantly Marcellus and Utica Shale PUD reserves to developed reserves. This represents 46% of the net PUD reserves recorded at September 30, 2017 (or 51% of remaining net PUD reserves after 57 Bcfe in PUD working interest reserves were sold as part of the joint development agreement, as previously discussed). In fiscal 2018, the Company developed 53 (or 62%) of its well locations with net PUD reserves recorded at September 30, 2017. The vast majority of these wells were in the Appalachian region.
In 2020, the Company estimates that it will invest approximately $251 million to develop its PUD reserves. The Company is committed to developing its PUD reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. Since that rule, and over the last five years, the Company developed 33% of its beginning year PUD reserves in fiscal 2015, 25% of its beginning year PUD reserves in fiscal 2016, 27% of its beginning year PUD reserves in fiscal 2017, 51% of its beginning year PUD reserves in fiscal 2018 and 39% of its beginning year PUD reserves in fiscal 2019.
At September 30, 2019, the Company does not have a material concentration of proved undeveloped reserves that have been on the books for more than five years at the corporate level, country level or field level. All of the Company’s proved reserves are in the United States.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30
	2019	2018	2017
	(Thousands)
United States
Future Cash Inflows	$8,738,182	$7,822,855	$6,144,317
Less:
Future Production Costs	2,989,518	2,606,411	2,378,262
Future Development Costs	797,640	559,707	411,578
Future Income Tax Expense at Applicable Statutory Rate	1,159,882	1,125,910	1,160,469
Future Net Cash Flows	3,791,142	3,530,827	2,194,008
Less:
10% Annual Discount for Estimated Timing of Cash Flows	2,054,823	1,810,522	1,080,962
Standardized Measure of Discounted Future Net Cash Flows	$1,736,319	$1,720,305	$1,113,046

The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2019	2018	2017
	(Thousands)
United States
Standardized Measure of Discounted Future
Net Cash Flows at Beginning of Year	$1,720,305	$1,113,046	$642,528
Sales, Net of Production Costs	(425,773)	(381,775)	(345,075)
Net Changes in Prices, Net of Production Costs	(164,428)	541,021	828,187
Extensions and Discoveries	202,683	212,494	170,500
Changes in Estimated Future Development Costs	(69,254)	(43,771)	8,816
Sales of Minerals in Place	—	(100,816)	(9,849)
Previously Estimated Development Costs Incurred	245,964	182,348	101,134
Net Change in Income Taxes at Applicable Statutory Rate	21,370	55,558	(393,353)
Revisions of Previous Quantity Estimates	53,777	61,363	39,078
Accretion of Discount and Other	151,675	80,837	71,080
Standardized Measure of Discounted Future Net Cash Flows at End of Year	$1,736,319	$1,720,305	$1,113,046

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2019
Allowance for Uncollectible Accounts	$24,537	$10,184	$1,707	$10,640	$25,788
Valuation Allowance for Deferred Tax Assets (3)	$5,000	$—	$—	$5,000	$—
Year Ended September 30, 2018
Allowance for Uncollectible Accounts	$22,526	$10,905	$1,967	$10,861	$24,537
Valuation Allowance for Deferred Tax Assets (3)	$—	$5,000	$—	$—	$5,000
Year Ended September 30, 2017
Allowance for Uncollectible Accounts	$21,109	$6,301	$1,774	$6,658	$22,526

(1)	Represents the discount on accounts receivable purchased in accordance with the Utility segment’s 2005 New York rate agreement.

(2)	Amounts represent net accounts receivable written-off, as well as a reversal of a valuation allowance, as discussed in footnote (3) below.

(3)
During fiscal 2019, there was a $5.0 million benefit recorded to reverse the valuation allowance established at September 30, 2018 related to the potential sequestration of estimated alternative minimum tax credit refunds as a result of the 2017 Tax Reform Act.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —

Integrated Framework, published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2019.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
None.
PART III

Item 10	Directors, Executive Officers and Corporate Governance
The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors for Three-Year Terms to Expire in 2023,” “Directors Whose Terms Expire in 2022,” “Directors Whose Terms Expire in 2021,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.
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

Exhibit Number	Description of Exhibits
3(ii)	By-Laws:

•	National Fuel Gas Company By-Laws as amended March 10, 2016 (Exhibit 3.1, Form 8-K dated March 16, 2016)

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Description of Securities

•	Indenture, dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

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

•	National Fuel Gas Company 1997 Award and Option Plan, as amended and restated as of July 23, 2007 (Exhibit 10.4, Form 10-Q for the quarterly period ended March 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2011)

•	National Fuel Gas Company 2010 Equity Compensation Plan, as amended and restated December 5, 2018 (Exhibit 10.1, Form 8-K dated March 11, 2019)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2010)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.4, Form 10-Q for the quarterly period ended December 31, 2010)

•	National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 2012)

•	National Fuel Gas Company Executive Annual Cash Incentive Program (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2009)

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

•	National Fuel Gas Company Parameters for Executive Life Insurance Plan (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2004)

•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of September 24, 2008 (Exhibit 10.5, Form 10-K for the fiscal year ended September 30, 2008)

•	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated June 1, 2010 (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2010)

•	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated August 13, 2015 (Exhibit 10.2, Form 10-K for the fiscal year ended September 30, 2015)

•	National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan, as amended and restated December 5, 2018 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2019)

•	Form of Award Notice for Return on Capital Performance Shares under National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2018)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2018)

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2017)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2017)

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

•	Form of Award Notice for Restricted Stock Units under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2016)

21	Subsidiaries of the Registrant

Exhibit Number	Description of Exhibits
23	Consents of Experts:

23.1	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Company, LLC

23.2	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Additional Exhibits:

99.1	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Company, LLC

99.2	Company Maps

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2019, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018 and 2017 (iii) the Consolidated Balance Sheets at September 30, 2019 and September 30, 2018, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017 and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

•	Incorporated herein by reference as indicated.

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

National Fuel Gas Company
(Registrant)

By	/s/ D. P. Bauer
D. P. Bauer
President and Chief Executive Officer
Date: November 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith	Chairman of the Board and Director	Date: November 15, 2019
D. F. Smith

/s/ D. H. Anderson	Director	Date: November 15, 2019
D. H. Anderson

/s/ D. C. Carroll	Director	Date: November 15, 2019
D. C. Carroll

/s/ S. E. Ewing	Director	Date: November 15, 2019
S. E. Ewing

/s/ S. C. Finch	Director	Date: November 15, 2019
S.C. Finch

/s/ J. N. Jaggers	Director	Date: November 15, 2019
J. N. Jaggers

/s/ R. Ranich	Director	Date: November 15, 2019
R. Ranich

/s/ J. W. Shaw	Director	Date: November 15, 2019
J. W. Shaw

/s/ T. E. Skains	Director	Date: November 15, 2019
T. E. Skains

/s/ R. J. Tanski	Director	Date: November 15, 2019
R. J. Tanski

/s/ D. P. Bauer	President and Chief Executive Officer	Date: November 15, 2019
D. P. Bauer

/s/ K. M. Camiolo	Treasurer and Principal Financial Officer	Date: November 15, 2019
K. M. Camiolo

/s/ E. G. Mendel	Controller and Principal Accounting Officer	Date: November 15, 2019
E. G. Mendel