Form 10-Q
period 2019-12-31
NATIONAL FUEL GAS CO
filed 2020-01-31
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at January 31, 2020: 86,560,898 shares.

GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
Midstream Company	National Fuel Gas Midstream Company, LLC
National Fuel	National Fuel Gas Company
NFR	National Fuel Resources, Inc.
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Company, LLC
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies
CFTC	Commodity Futures Trading Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaDEP	Pennsylvania Department of Environmental Protection
PaPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
2019 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2019
2017 Tax Reform Act	Tax legislation referred to as the "Tax Cuts and Jobs Act," enacted December 22, 2017.
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2019	2018
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$228,026	$272,092
Exploration and Production and Other Revenues	167,193	163,937
Pipeline and Storage and Gathering Revenues	48,969	54,218
	444,188	490,247

Operating Expenses:
Purchased Gas	92,272	138,660
Operation and Maintenance:
Utility and Energy Marketing	43,256	43,915
Exploration and Production and Other	36,693	32,795
Pipeline and Storage and Gathering	25,885	24,934
Property, Franchise and Other Taxes	23,144	24,005
Depreciation, Depletion and Amortization	74,918	64,255
	296,168	328,564
Operating Income	148,020	161,683
Other Income (Expense):
Other Income (Deductions)	(3,040)	(9,602)
Interest Expense on Long-Term Debt	(25,443)	(25,439)
Other Interest Expense	(1,551)	(1,073)
Income Before Income Taxes	117,986	125,569
Income Tax Expense	31,395	22,909

Net Income Available for Common Stock	86,591	102,660

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,272,601	1,098,900
	1,359,192	1,201,560

Dividends on Common Stock	(37,650)	(36,663)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	(950)	—
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	7,437
Balance at December 31	$1,320,592	$1,172,334

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.00	$1.19
Diluted:
Net Income Available for Common Stock	$1.00	$1.18
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	86,378,450	86,032,729
Used in Diluted Calculation	86,883,152	86,708,814
Dividends Per Common Share:
Dividends Declared	$0.435	$0.425
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2019	2018
Net Income Available for Common Stock	$86,591	$102,660
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	495	44,518
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(7,352)	20,517
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	1,313	—
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	(11,738)
Other Comprehensive Income (Loss), Before Tax	(5,544)	53,297
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	119	12,744
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(2,031)	5,794
Income Tax Benefit (Expense) on Cumulative Effect of Adoption of Authoritative Guidance for Hedging	363	—
Reclassification Adjustment for Income Tax Benefit (Expense) on the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	(4,301)
Income Taxes – Net	(1,549)	14,237
Other Comprehensive Income (Loss)	(3,995)	39,060
Comprehensive Income	$82,596	$141,720

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2019	September 30, 2019
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$11,402,308	$11,204,838
Less - Accumulated Depreciation, Depletion and Amortization	5,756,084	5,695,328
	5,646,224	5,509,510
Current Assets
Cash and Temporary Cash Investments	34,966	20,428
Hedging Collateral Deposits	9,666	6,832
Receivables – Net of Allowance for Uncollectible Accounts of $26,717and $25,788, Respectively	158,944	139,956
Unbilled Revenue	58,306	18,758
Gas Stored Underground	29,991	36,632
Materials and Supplies - at average cost	40,373	40,717
Unrecovered Purchased Gas Costs	1,619	2,246
Other Current Assets	96,831	97,054
	430,696	362,623

Other Assets
Recoverable Future Taxes	116,188	115,197
Unamortized Debt Expense	13,578	14,005
Other Regulatory Assets	165,409	167,320
Deferred Charges	56,936	33,843
Other Investments	141,229	144,917
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	64,999	60,517
Fair Value of Derivative Financial Instruments	40,569	48,669
Other	21,354	80
	625,738	590,024

Total Assets	$6,702,658	$6,462,157

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2019	September 30, 2019
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 86,551,528 Shares and 86,315,287 Shares, Respectively	$86,552	$86,315
Paid in Capital	831,146	832,264
Earnings Reinvested in the Business	1,320,592	1,272,601
Accumulated Other Comprehensive Loss	(56,150)	(52,155)
Total Comprehensive Shareholders’ Equity	2,182,140	2,139,025
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,134,339	2,133,718
Total Capitalization	4,316,479	4,272,743

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	139,800	55,200
Current Portion of Long-Term Debt	—	—
Accounts Payable	126,985	132,208
Amounts Payable to Customers	3,444	4,017
Dividends Payable	37,650	37,547
Interest Payable on Long-Term Debt	29,461	18,508
Customer Advances	13,727	13,044
Customer Security Deposits	15,510	16,210
Other Accruals and Current Liabilities	173,603	139,600
Fair Value of Derivative Financial Instruments	6,282	5,574
	546,462	421,908

Deferred Credits
Deferred Income Taxes	708,774	653,382
Taxes Refundable to Customers	361,556	366,503
Cost of Removal Regulatory Liability	222,172	221,699
Other Regulatory Liabilities	148,350	142,367
Pension and Other Post-Retirement Liabilities	129,616	133,729
Asset Retirement Obligations	128,382	127,458
Other Deferred Credits	140,867	122,368
	1,839,717	1,767,506
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$6,702,658	$6,462,157

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2019	2018
OPERATING ACTIVITIES
Net Income Available for Common Stock	$86,591	$102,660
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	74,918	64,255
Deferred Income Taxes	51,366	64,175
Stock-Based Compensation	3,266	5,311
Other	1,911	2,182
Change in:
Receivables and Unbilled Revenue	(58,655)	(101,541)
Gas Stored Underground and Materials and Supplies	6,985	8,353
Unrecovered Purchased Gas Costs	627	(4,496)
Other Current Assets	14	(1,195)
Accounts Payable	8,280	1,502
Amounts Payable to Customers	(573)	(3,394)
Customer Advances	683	(6,258)
Customer Security Deposits	(700)	(1,861)
Other Accruals and Current Liabilities	15,438	38,412
Other Assets	(28,259)	(42,400)
Other Liabilities	5,857	(21,333)
Net Cash Provided by Operating Activities	167,749	104,372

INVESTING ACTIVITIES
Capital Expenditures	(198,495)	(177,567)
Other	5,212	(2,549)
Net Cash Used in Investing Activities	(193,283)	(180,116)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	84,600	—
Dividends Paid on Common Stock	(37,547)	(36,532)
Net Repurchases of Common Stock	(4,147)	(8,233)
Net Cash Provided by (Used in) Financing Activities	42,906	(44,765)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	17,372	(120,509)
Cash, Cash Equivalents, and Restricted Cash at October 1	27,260	233,047
Cash, Cash Equivalents, and Restricted Cash at December 31	$44,632	$112,538

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$93,838	$86,175

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

Earnings for Interim Periods.  The Company, in its opinion, has included all adjustments (which consist of only normally recurring adjustments, unless otherwise disclosed in this Form 10-Q) that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2019, 2018 and 2017 that are included in the Company's 2019 Form 10-K.  The consolidated financial statements for the year ended September 30, 2020 will be audited by the Company's independent registered public accounting firm after the end of the fiscal year.

The earnings for the three months ended December 31, 2019 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2020.  Most of the business of both the Utility segment and the Company's NFR operations (included in the All Other category) is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment and in the Company's NFR operations, earnings during the winter months normally represent a substantial part of the earnings that those businesses are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 — Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Balance at October 1, 2019	Balance at December 31, 2019	Balance at October 1, 2018	Balance at December 31, 2018

Cash and Temporary Cash Investments	$20,428	$34,966	$229,606	$109,754
Hedging Collateral Deposits	6,832	9,666	3,441	2,784
Cash, Cash Equivalents, and Restricted Cash	$27,260	$44,632	$233,047	$112,538

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

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $1.1 million at December 31, 2019, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $1.7 billion at both December 31, 2019 and September 30, 2019.

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $57.9 million and $53.5 million at December 31, 2019 and September 30, 2019, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At December 31, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $59.1 million. In adjusting estimated future cash flows for hedging under the ceiling test at December 31, 2019, estimated future net cash flows were increased by $9.1 million.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the three months ended December 31, 2019 and 2018, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended December 31, 2019
Balance at October 1, 2019	$34,675	$—	$(86,830)	$(52,155)
Other Comprehensive Gains and Losses Before Reclassifications	376	—	—	376
Amounts Reclassified From Other Comprehensive Income (Loss)	(5,321)	—	—	(5,321)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	950	—	—	950
Balance at December 31, 2019	$30,680	$—	$(86,830)	$(56,150)
Three Months Ended December 31, 2018
Balance at October 1, 2018	$(28,611)	$7,437	$(46,576)	$(67,750)
Other Comprehensive Gains and Losses Before Reclassifications	31,774	—	—	31,774
Amounts Reclassified From Other Comprehensive Income (Loss)	14,723	—	—	14,723
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	(7,437)	—	(7,437)
Balance at December 31, 2018	$17,886	$—	$(46,576)	$(28,690)

In August 2017, the FASB issued authoritative guidance which changes the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and to simplify the application of hedge accounting.

The Company adopted this authoritative guidance effective October 1, 2019, recognizing a cumulative effect adjustment that decreased retained earnings by $1.0 million and increased accumulated other comprehensive income by the same amount.

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

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the three months ended December 31, 2019 and 2018 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended December 31,
	2019	2018
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$7,541	($18,522)	Operating Revenues
Commodity Contracts	2	(902)	Purchased Gas
Foreign Currency Contracts	(191)	(1,093)	Operating Revenues
	7,352	(20,517)	Total Before Income Tax
	(2,031)	5,794	Income Tax Expense
	$5,321	($14,723)	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At December 31, 2019	At September 30, 2019

Prepayments	$9,135	$12,728
Prepaid Property and Other Taxes	15,340	14,361
Federal Income Taxes Receivable	42,389	42,388
State Income Taxes Receivable	5,576	8,579
Fair Values of Firm Commitments	9,803	7,538
Regulatory Assets	14,588	11,460
	$96,831	$97,054

Other Assets.  The components of the Company’s Other Assets are as follows (in thousands):

	At December 31, 2019	At September 30, 2019

Federal Income Taxes Receivable	$21,273	$—
Other	81	80
	$21,354	$80

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At December 31, 2019	At September 30, 2019

Accrued Capital Expenditures	$59,933	$33,713
Regulatory Liabilities	50,713	50,332
Reserve for Gas Replacement	1,100	—
Liability for Royalty and Working Interests	20,052	18,057
Non-Qualified Benefit Plan Liability	13,194	13,194
Other	28,611	24,304
	$173,603	$139,600

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were SARs, restricted stock units and performance shares.  For the quarter ended December 31, 2019, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 733,617 securities and 318,106 securities excluded as being antidilutive for the quarter ended December 31, 2019 and December 31, 2018 respectively.

Stock-Based Compensation.  The Company granted 254,608 performance shares during the quarter ended December 31, 2019. The weighted average fair value of such performance shares was $43.32 per share for the quarter ended December 31, 2019. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the quarter ended December 31, 2019 must meet a performance goal related to relative return on capital over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the quarter ended December 31, 2019 must meet a performance goal related to relative total shareholder return over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 150,839 nonperformance-based restricted stock units during the quarter ended December 31, 2019.  The weighted average fair value of such nonperformance-based restricted stock units was $40.38 per share for the quarter ended December 31, 2019.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These nonperformance-based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for nonperformance-based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

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

The following tables provide a disaggregation of the Company's revenues for the three months ended December 31, 2019 and 2018, presented by type of service from each reportable segment. As reported in the Company's 2019 Form 10-K, the Company's NFR operations were previously reported as the Energy Marketing segment, however the Company is no longer reporting the energy marketing operations as a separate reportable segment. Prior year disaggregation of revenue information shown below has been restated to reflect this change in presentation.

Quarter Ended December 31, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$119,874	$—	$—	$—	$—	$—	$119,874
Production of Crude Oil	37,664	—	—	—	—	—	37,664
Natural Gas Processing	688	—	—	—	—	—	688
Natural Gas Gathering Services	—	—	34,788	—	—	(34,788)	—
Natural Gas Transportation Service	—	53,452	—	32,808	—	(16,986)	69,274
Natural Gas Storage Service	—	18,426	—	—	—	(7,993)	10,433
Natural Gas Residential Sales	—	—	—	144,370	—	—	144,370
Natural Gas Commercial Sales	—	—	—	18,841	—	—	18,841
Natural Gas Industrial Sales	—	—	—	1,270	—	—	1,270
Natural Gas Marketing	—	—	—	—	34,108	(177)	33,931
Other	172	342	—	(3,324)	1,120	(52)	(1,742)
Total Revenues from Contracts with Customers	158,398	72,220	34,788	193,965	35,228	(59,996)	434,603
Alternative Revenue Programs	—	—	—	2,860	—	—	2,860
Derivative Financial Instruments	7,541	—	—	—	(816)	—	6,725
Total Revenues	$165,939	$72,220	$34,788	$196,825	$34,412	$(59,996)	$444,188

Quarter Ended December 31, 2018 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$135,911	$—	$—	$—	$—	$—	$135,911
Production of Crude Oil	37,555	—	—	—	—	—	37,555
Natural Gas Processing	975	—	—	—	—	—	975
Natural Gas Gathering Services	—	—	29,690	—	—	(29,690)	—
Natural Gas Transportation Service	—	56,135	—	35,631	—	(17,065)	74,701
Natural Gas Storage Service	—	18,929	—	—	—	(7,973)	10,956
Natural Gas Residential Sales	—	—	—	166,867	—	—	166,867
Natural Gas Commercial Sales	—	—	—	22,047	—	—	22,047
Natural Gas Industrial Sales	—	—	—	1,501	—	—	1,501
Natural Gas Marketing	—	—	—	—	49,287	(332)	48,955
Other	382	2,005	—	(2,861)	1,007	(404)	129
Total Revenues from Contracts with Customers	174,823	77,069	29,690	223,185	50,294	(55,464)	499,597
Alternative Revenue Programs	—	—	—	(528)	—	—	(528)
Derivative Financial Instruments	(11,947)	—	—	—	3,125	—	(8,822)
Total Revenues	$162,876	$77,069	$29,690	$222,657	$53,419	$(55,464)	$490,247

The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $125.6 million for the remainder of fiscal 2020; $148.7 million for fiscal 2021; $121.8 million for fiscal 2022; $87.6 million for fiscal 2023; $77.4 million for fiscal 2024; and $318.6 million thereafter.

Note 3 – Leases

On October 1, 2019, the Company adopted authoritative guidance regarding lease accounting, which requires entities that lease the use of property, plant and equipment to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including leases classified as operating leases. The Company implemented the new standard using the optional transition method and elected to apply the following practical expedients provided in the authoritative guidance:

1.
For contracts that commenced prior to and existed as of October 1, 2019, a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs under the new authoritative guidance;

2.	An election not to apply the recognition requirements in the new authoritative guidance to short-term leases (a lease that at commencement date has a lease term of one year or less);

3.	A practical expedient to not reassess certain land easements that existed prior to October 1, 2019 and were not previously accounted for as leases under the prior authoritative guidance; and

4.	A practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease (elected by asset-class).

Upon adoption, the Company increased assets and liabilities on its Consolidated Balance Sheet by $19.7 million. The adoption did not result in a cumulative effect adjustment to earnings reinvested in the business or have a material impact on the Company’s Consolidated Statement of Income or Consolidated Statement of Cash Flows. Comparative periods, including disclosures relating to those periods, were not restated.

Nature of Leases

The Company primarily leases building space and drilling rigs, and on a limited basis compressor equipment and other miscellaneous assets. The Company determines if an arrangement is a lease at the inception of the arrangement. To the extent that an arrangement represents a lease, the Company classifies that lease as an operating or a finance lease in accordance with the authoritative guidance. As of December 31, 2019, the Company did not have any finance leases. Aside from a sublease of office space at the Company’s corporate headquarters, the Company does not have any material arrangements where the Company is the lessor.

Buildings and Property

The Company enters into building and property rental agreements with third parties for office space, certain field locations and other properties used in the Company’s operations. Building and property leases include the Company’s corporate headquarters in Williamsville, New York, and Exploration and Production segment offices in Houston, Texas, and Pittsburgh, Pennsylvania. The primary non-cancelable terms of the Company’s building and property leases range from six months to eleven years. Most building leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease terms from one year to fourteen years. Renewal options are included in the lease term if they are reasonably certain to be exercised. The agreements do not contain any material restrictive covenants.

Drilling Rigs

The Company enters into contracts for drilling rig services with third party contractors to support Seneca’s development activities in Pennsylvania and California. Seneca’s drilling rig arrangements are structured with a non-cancelable primary term of one year or less. Upon mutual agreement with the contractor, Seneca has the option to extend the contract with amended terms and conditions, including a renegotiated day rate fee.

The Company has strategically entered into shorter-term drilling rig arrangements to allow for operational and financial flexibility to respond to changes in its operating and economic environment. The Company uses discretion in choosing to extend or not extend drilling rig contracts on a rig by rig basis depending on market and operating conditions present at the time the contract expires, including prices for natural gas and oil.

Due to these considerations, the Company concluded that it is not reasonably certain that it will elect to extend any of its drilling rig arrangements beyond their primary non-cancelable terms of one year or less. Consequently, the Company’s drilling rig leases are deemed to be short-term leases subject to the exemption for balance sheet recognition. These costs are capitalized as part of oil and natural gas properties on the Consolidated Balance Sheet when incurred.

Significant Judgments

Lease Identification

The Company uses judgment when determining whether or not an arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to use an explicitly or implicitly identified asset that is physically distinct and the Company has the right to control the use of the identified asset for a period of time. When determining right of control, the Company evaluates whether it directs the use of the asset and obtains substantially all of the economic benefits from the use of the asset.

Discount Rate

The Company uses a discount rate to calculate the present value of lease payments in order to determine lease classification and measurement of the lease asset and liability. In the absence of a rate of interest that is readily determinable in the contract, the Company estimates the incremental borrowing rate (IBR) for each lease. The IBR reflects the rate of interest that the Company would pay on the lease commencement date to borrow an amount equal to the lease payments on a collateralized basis over a similar term in similar economic environments.

Firm Transportation and Storage Contracts

The Company’s subsidiaries enter into long-term arrangements to both reserve firm transportation capacity on third party pipelines and provide firm transportation and storage services to third party shippers. The Company’s firm capacity contracts with non-affiliated entities do not provide rights to use substantially all of the underlying pipeline or storage asset. As such, the Company has concluded that these arrangements are not leases under the authoritative guidance.

Oil and Gas Leases

The new authoritative guidance does not apply to leases to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained. As such, the Company has concluded that its oil and gas exploration and production leases and gas storage leases are not leases under the authoritative guidance.

Amounts Recognized in the Financial Statements

Operating lease costs, excluding those relating to short-term drilling rig leases that are capitalized as part of oil and natural gas properties under full cost pool accounting, are presented in Operations and Maintenance expense on the Consolidated Statement of Income. The following table summarizes the components of the Company’s total operating lease costs (in thousands):

Three Months Ended December 31, 2019

Operating Lease Expense	$974
Variable Lease Expense (1)	134
Short-Term Lease Expense (2)	64
Sublease Income	(80)
Total Lease Expense	$1,092

Short-Term Lease Costs Recorded to Property, Plant and Equipment (3)	$7,512

(1)	Variable lease payments that are not dependent on an index or rate are not included in the lease liability.

(2)	Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

(3)	Short-term lease costs relating to drilling rig leases that are capitalized as part of oil and natural gas properties under full cost pool accounting.

Right-of-use assets and lease liabilities are recognized at the commencement date of a leasing arrangement based on the present value of lease payments over the lease term. As of December 31, 2019, the weighted average remaining lease term was 8.7 years and the weighted average discount rate was 3.49%.

The Company’s right-of-use operating lease assets are reflected as Deferred Charges on the Consolidated Balance Sheet. The corresponding operating lease liabilities are reflected in Other Accruals and Current Liabilities (current) and Other Deferred Credits (noncurrent). Short-term leases that have a lease term of one year or less are not recorded on the Consolidated Balance Sheet.

The following amounts related to operating leases were recorded on the Company’s Consolidated Balance Sheet (in thousands):

At December 31, 2019
Assets:
Deferred Charges	$18,940

Liabilities:
Other Accruals and Current Liabilities	$3,298
Other Deferred Credits	$15,434

For the three months ended December 31, 2019, cash paid for operating liabilities, and reported in cash flows provided by operating activities on the Company’s Consolidated Statement of Cash Flows, was $1.1 million. During the three months ended December 31, 2019, the Company did not record any right-of-use assets in exchange for new lease liabilities.

The following schedule of operating lease liability maturities summarizes the undiscounted lease payments owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2019 (in thousands):

At December 31, 2019

2020 (remaining 9 months)	$2,575
2021	2,813
2022	2,264
2023	2,270
2024	2,237
Thereafter	9,717
Total Lease Payments	21,876
Less: Interest	(3,144)
Total Lease Liability	$18,732

The future minimum operating lease payments as of September 30, 2019, as reported in the Company's 2019 Form 10-K, under the prior authoritative guidance are as follows (in thousands):

At September 30, 2019

2020 (1)	$12,356
2021	2,813
2022	2,264
2023	2,270
2024	2,237
Thereafter	9,717
Total Operating Lease Obligations	$31,657

(1)
The future minimum operating lease payment amount for 2020 includes short-term leases, including drilling rigs, that are not included in the schedule of operating lease liability maturities above under the new authoritative guidance.

Note 4 – Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of December 31, 2019 and September 30, 2019.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of December 31, 2019
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$20,924	$—	$—	$—	$20,924
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,096	—	—	(2,096)	—
Over the Counter Swaps – Gas and Oil	—	46,686	—	(5,031)	41,655
Foreign Currency Contracts	—	118	—	(1,204)	(1,086)
Other Investments:
Balanced Equity Mutual Fund	36,740	—	—	—	36,740
Fixed Income Mutual Fund	62,220	—	—	—	62,220
Common Stock – Financial Services Industry	933	—	—	—	933
Hedging Collateral Deposits	9,666	—	—	—	9,666
Total	$132,579	$46,804	$—	$(8,331)	$171,052

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$7,741	$—	$—	$(2,096)	$5,645
Over the Counter Swaps – Gas and Oil	—	5,524	—	(5,031)	493
Foreign Currency Contracts	—	1,348	—	(1,204)	144
Total	$7,741	$6,872	$—	$(8,331)	$6,282
Total Net Assets/(Liabilities)	$124,838	$39,932	$—	$—	$164,770

Recurring Fair Value Measures	At fair value as of September 30, 2019
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$10,521	$—	$—	$—	$10,521
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,055	—	—	(2,055)	—
Over the Counter Swaps – Gas and Oil	—	52,076	—	(1,483)	50,593
Foreign Currency Contracts	—	5	—	(2,052)	(2,047)
Other Investments:
Balanced Equity Mutual Fund	40,660	—	—	—	40,660
Fixed Income Mutual Fund	62,339	—	—	—	62,339
Common Stock – Financial Services Industry	844	—	—	—	844
Hedging Collateral Deposits	6,832	—	—	—	6,832
Total	$123,251	$52,081	$—	$(5,590)	$169,742

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$7,149	$—	$—	$(2,055)	$5,094
Over the Counter Swaps – Gas and Oil	—	1,671	—	(1,483)	188
Foreign Currency Contracts	—	2,344	—	(2,052)	292
Total	$7,149	$4,015	$—	$(5,590)	$5,574
Total Net Assets/(Liabilities)	$116,102	$48,066	$—	$—	$164,168

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At December 31, 2019 and September 30, 2019, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used by NFR (included in the All Other category). Hedging collateral deposits of $9.7 million (at December 31, 2019) and $6.8 million (at September 30, 2019), which were associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at December 31, 2019 and September 30, 2019 consist of natural gas price swap agreements used in the Company’s Exploration and Production segment and in its NFR operations, crude oil price swap agreements used in the Company’s Exploration and Production segment, basis hedge swap agreements used by NFR and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

For the quarters ended December 31, 2019 and December 31, 2018, there were no assets or liabilities measured at fair value and classified as Level 3. For the quarters ended December 31, 2019 and December 31, 2018, no transfers in or out of Level 1 or Level 2 occurred.

Note 5 – Financial Instruments

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

	December 31, 2019		September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,134,339	$2,253,232	$2,133,718	$2,257,085

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At December 31, 2019	At September 30, 2019

Life Insurance Contracts	$41,336	$41,074
Equity Mutual Fund	36,740	40,660
Fixed Income Mutual Fund	62,220	62,339
Marketable Equity Securities	933	844
	$141,229	$144,917

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at December 31, 2019 and September 30, 2019.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Prior to October 1, 2019, gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the the assessment of effectiveness were recognized in current earnings rather than as a component of other comprehensive income (loss). During the quarter ended December 31, 2018, the Company recorded a $6.5 million hedging ineffectiveness gain that impacted operating revenue. With the October 1, 2019 adoption of the authoritative guidance that changes the financial reporting of hedging relationships and simplifies the application of hedge accounting, derivative instruments that are designated and qualify as a cash flow hedge will no longer have hedge ineffectiveness or a component excluded from the assessment of the effectiveness.

As of December 31, 2019, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	88.1	Bcf (short positions)
Natural Gas	2.7	Bcf (long positions)
Crude Oil	2,376,000	Bbls (short positions)

As of December 31, 2019, the Company was hedging a total of $77.3 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).

As of December 31, 2019, the Company had $41.8 million ($30.7 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $39.1 million ($28.7 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended December 31, 2019 and 2018 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended December 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
Three Months Ended
December 31,

	2019	2018		2019	2018
Commodity Contracts	$(1,555)	$50,052	Operating Revenue	$7,541	$(18,522)
Commodity Contracts	1,131	(1,279)	Purchased Gas	2	(902)
Foreign Currency Contracts	919	(4,255)	Operating Revenue	(191)	(1,093)
Total	$495	$44,518		$7,352	$(20,517)

Fair Value Hedges

The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of December 31, 2019, NFR had fair value hedges covering approximately 23.5 Bcf (23.3 Bcf of fixed price sales commitments and 0.2 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Three Months Ended December 31, 2019 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Three Months Ended December 31, 2019 (In Thousands)
Commodity Contracts	Operating Revenues	$(732)	$732
Commodity Contracts	Purchased Gas	$—	$—
		$(732)	$732

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with fourteen counterparties of which twelve are in a net gain position. On average, the Company had $3.4 million of credit exposure per counterparty in a gain position at December 31, 2019. The maximum credit exposure per counterparty in a gain position at

December 31, 2019 was $6.9 million. As of December 31, 2019, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

As of December 31, 2019, eleven of the fourteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At December 31, 2019, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $31.3 million according to the Company’s internal model (discussed in Note 4 — Fair Value Measurements).  At December 31, 2019, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $0.6 million according to the Company's internal model. For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at December 31, 2019.

For its exchange traded futures contracts, the Company was required to post $9.7 million in hedging collateral deposits as of December 31, 2019. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 6 – Income Taxes

The effective tax rates for the quarters ended December 31, 2019 and December 31, 2018 were 26.6% and 18.2%, respectively. The increase in the effective tax rate was primarily the result of the reversal of a $5.0 million valuation allowance in fiscal 2019 related to sequestration of AMT credit refunds discussed below, differences between the book and tax treatment of stock compensation, as well as the elimination of the Enhanced Oil Recovery tax credit in fiscal 2020.
The 2017 Tax Reform Act repealed the corporate alternative minimum tax (AMT) and provides that the Company’s existing AMT credit carryovers are refundable, if not utilized to reduce tax, beginning in fiscal 2019. As of September 30, 2018, the Company had $85.0 million of AMT credit carryovers that are expected to be refunded between fiscal 2020 and fiscal 2023, if not previously utilized. During fiscal 2018, the Department of Treasury indicated that a portion of the refundable AMT credit carryovers would be subject to sequestration. Accordingly, the Company recorded a $5.0 million valuation allowance related to this sequestration in fiscal 2018. During the quarter ended December 31, 2018, the Office of Management and Budget determined that these AMT refunds would not be subject to sequestration. As such, the Company removed the valuation allowance. These amounts are recorded in Deferred Income Taxes and will be reclassified to a receivable when the amounts are expected to be realized in cash. The Company reclassified AMT credit refunds of $21.3 million and $42.1 million from Deferred Income Taxes to Other Assets at December 31, 2019 and 2018, respectively. The Company received $42.5 million of AMT credit refunds related to fiscal 2019 in January 2020.
The SEC issued guidance in Staff Accounting Bulletin 118 (SAB 118) which provides for up to a one year period (the measurement period) in which to complete the required analysis and income tax accounting for the 2017 Tax Reform Act. Based upon the available guidance, the Company completed the remeasurement of deferred income taxes as of December 31, 2018. Any subsequent guidance or clarification related to the 2017 Tax Reform Act will be accounted for in the period that the guidance is issued.

Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at October 1, 2019	86,315	$86,315	$832,264	$1,272,601	$(52,155)
Net Income Available for Common Stock				86,591
Dividends Declared on Common Stock ($0.435 Per Share)				(37,650)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging				(950)
Other Comprehensive Loss, Net of Tax					(3,995)
Share-Based Payment Expense (1)			2,828
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	237	237	(3,946)
Balance at December 31, 2019	86,552	$86,552	$831,146	$1,320,592	$(56,150)

Balance at October 1, 2018	85,957	$85,957	$820,223	$1,098,900	$(67,750)
Net Income Available for Common Stock				102,660
Dividends Declared on Common Stock ($0.425 Per Share)				(36,663)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities				7,437
Other Comprehensive Income, Net of Tax					39,060
Share-Based Payment Expense (1)			4,917
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	314	314	(8,064)
Balance at December 31, 2018	86,271	$86,271	$817,076	$1,172,334	$(28,690)

(1)
Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the three months ended December 31, 2019, the Company issued 86,635 original issue shares of common stock for restricted stock units that vested and 231,246 original issue shares of common stock for performance shares that vested.  The Company also issued 9,480 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the three months ended December 31, 2019.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the three months ended December 31, 2019, 91,120 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.  None of the Company's long-term debt as of December 31, 2019 and September 30, 2019 had a maturity date within the following twelve-month period.

Note 8 – Commitments and Contingencies

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

At December 31, 2019, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $6.9 million, which includes a $3.7 million estimated minimum liability to remediate a former manufactured gas plant site located in New York.  In March 2018, the NYDEC issued a Record of Decision for this New York site and the minimum liability reflects the remedy selected in the Record of Decision. The Company's liability for such clean-up costs has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31, 2019. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 3 years and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

Note 9 – Business Segment Information

The Company reports financial results for four segments: Exploration and Production, Pipeline and Storage, Gathering and Utility.  The division of the Company’s operations into reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors. As reported in the Company's 2019 Form 10-K, the Company previously reported financial results for five business segments: Exploration and Production, Pipeline and Storage, Gathering, Utility and Energy Marketing. However, management made the decision to eliminate the Energy Marketing segment as a reportable segment based on the fact that the energy marketing operations do not meet any of the quantitative thresholds specified by authoritative guidance related to segment reporting. Furthermore, from a qualitative standpoint, management’s focus has changed regarding the energy marketing operations, and management no longer considers the energy marketing operations to be integral to the overall operations of the Company. As a result of this change in focus and the fact that the energy marketing operations cannot be aggregated into one of the other four reportable business segments, the energy marketing operations have been included in the All Other category in the disclosures that follow. Prior year segment information shown below has been restated to reflect this change in presentation.

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2019 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2019 Form 10-K.  A listing of segment assets at December 31, 2019 and September 30, 2019 is shown in the tables below.

Quarter Ended December 31, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$165,939	$48,969	$—	$194,910	$409,818	$34,235	$135	$444,188
Intersegment Revenues	$—	$23,251	$34,788	$1,915	$59,954	$177	$(60,131)	$—
Segment Profit: Net Income	$23,977	$18,105	$15,944	$26,583	$84,609	$371	$1,611	$86,591

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At December 31, 2019	$2,059,681	$1,926,766	$559,064	$2,043,246	$6,588,757	$143,890	$(29,989)	$6,702,658
At September 30, 2019	$1,972,776	$1,893,514	$547,995	$1,991,338	$6,405,623	$122,241	$(65,707)	$6,462,157

Quarter Ended December 31, 2018 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$162,876	$54,218	$—	$220,012	$437,106	$53,087	$54	$490,247
Intersegment Revenues	$—	$22,851	$29,690	$2,645	$55,186	$332	$(55,518)	$—
Segment Profit: Net Income (Loss)	$38,214	$25,102	$14,183	$25,649	$103,148	$82	$(570)	$102,660

Note 10 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended December 31,	2019	2018	2019	2018

Service Cost	$2,330	$2,120	$402	$380
Interest Cost	7,483	9,594	3,228	4,286
Expected Return on Plan Assets	(15,016)	(15,591)	(7,308)	(7,539)
Amortization of Prior Service Cost (Credit)	182	206	(107)	(107)
Amortization of Losses	9,846	8,024	134	1,490
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	1,527	819	6,249	3,971

Net Periodic Benefit Cost	$6,352	$5,172	$2,598	$2,481

(1)
The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

The components of net periodic benefit cost other than service cost are presented in Other Income (Deductions) on the Consolidated Statements of Income.

Employer Contributions.    During the three months ended December 31, 2019, the Company contributed $7.8 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $0.7 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2020, the Company expects its contributions to the Retirement Plan to be in the range of $17.0 million to $22.0 million. In the remainder of 2020, the Company expects its contributions to its VEBA trusts to be in the range of $2.0 million to $2.5 million.

Note 11 – Regulatory Matters

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

Empire's 2019 rate settlement requires a Section 4 rate case filing no later than May 1, 2025. Empire has no rate case currently on file.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please note that this overview is a high-level summary of items that are discussed in greater detail in subsequent sections of this report.

The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being utilized for, and benefiting from, the production and transportation of natural gas from the Appalachian basin. Current development activities are focused primarily in the Marcellus and Utica Shale. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian basin to markets in Canada and the eastern United States. The Company's efforts in this regard are not limited to affiliated projects. The Company has also been designing and building pipeline projects for the transportation of natural gas for non-affiliated natural gas producers in the Appalachian basin. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for four business segments. For a discussion of the Company's earnings, refer to the Results of Operations section below.

The Company continues to pursue development projects to expand its Pipeline and Storage segment. One project on Empire’s system, referred to as the Empire North Project, would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line. Project construction is under way. The Empire North Project has a projected in-service date in the fourth quarter of fiscal 2020 and an estimated cost of approximately $145 million. Another project on Supply Corporation’s system, referred to as the FM100 Project, will upgrade a 1950’s era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity on Supply Corporation’s system in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County, Pennsylvania to the Transcontinental Gas Pipe Line Company, LLC system at Leidy, Pennsylvania. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. These and other projects are discussed in more detail in the Capital Resources and Liquidity section that follows.

On February 3, 2017, the Company, in its Pipeline and Storage segment, received FERC approval of a project to move significant prospective Marcellus production from Seneca’s Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with Tennessee Gas Pipeline’s 200 Line in East Aurora, New York (“Northern Access project”). In light of numerous legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. For further discussion of the Northern Access project, refer to Item 1 at Note 8 — Commitments and Contingencies.

Given the current low commodity price environment, the Company's Exploration and Production segment moved from a 3-rig development program to a 2-rig development program in the Appalachian region in January 2020, and intends to move to a single-rig development program during the second half of fiscal 2020. While this will result in lower capital spending in this segment (expected to be in the range of $375 million to $410 million for fiscal 2020), Seneca still anticipates an increase in natural gas production when comparing fiscal 2020 to fiscal 2019.

As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its oil and natural gas properties in the Exploration and Production segment and that book value is subject to a quarterly ceiling test. While the Company did not record an impairment under the ceiling test during the quarter ended December 31, 2019, it is anticipated that the current low commodity price environment will lead to impairments during the remaining quarters of fiscal 2020.

From a rate perspective, Supply Corporation filed a Section 4 rate case on July 31, 2019. The new rates are scheduled to become effective on February 1, 2020, subject to refund, if the case is not settled before then. For further discussion of Supply Corporation's rate matters, refer to the Rate and Regulatory Matters section below.

From a legislation perspective, in July 2019, New York State enacted legislation known as the Climate Leadership & Community Protection Act (CLCPA). This climate legislation mandates reducing greenhouse gas emissions to 60% of 1990 levels by 2030, and to 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The legislation also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% by 2040. In the near-term, the CLCPA establishes a climate action council and a series of advisory panels and working groups to study how the state will achieve the aggressive emission reduction targets.

From a financing perspective, the Company expects to use cash on hand, cash from operations and short-term debt to meet its capital expenditure needs for fiscal 2020 and may issue long-term debt during fiscal 2020 as needed.

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2019 Form 10-K.  There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At December 31, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $59.1 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended December 31, 2019, based on posted Midway Sunset prices, was $59.50 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended December 31, 2019, based on the quoted Henry Hub spot price for natural gas, was $2.58 per MMBtu.  (Note – because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for the twelve months ended December 31, 2019. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.) The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amount the ceiling would have exceeded the book value of the Company's oil and gas properties at December 31, 2019 if crude oil prices were $5 per Bbl lower than the average prices used at December 31, 2019, as well as showing the impairment that the Company would have recorded at December 31, 2019 if natural gas prices were $0.25 per MMBtu lower than the average prices used at December 31, 2019, and the impairment that the Company would have recorded at December 31, 2019 if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at December 31, 2019 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates. Looking ahead, the first day of the month Henry Hub spot price for natural gas in January 2020 was $2.05 per MMBtu. Given these January prices, the potential that prices could stay at this level in future months, and the expected loss of higher gas and oil prices from the 12-month average that will be used in the ceiling test at March 31, 2020, June 30, 2020 and September 30, 2020, the Company expects to experience ceiling test impairments in each of these quarters.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices
Excess of Ceiling over Book Value under Sensitivity Analysis	$—	$22.9	$—
Calculated Impairment under Sensitivity Analysis	$186.2	$—	$222.4

For a more complete discussion of the full cost method of accounting, refer to "Oil and Gas Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2019 Form 10-K.

RESULTS OF OPERATIONS

Earnings

The Company's earnings were $86.6 million for the quarter ended December 31, 2019 compared to earnings of $102.7 million for the quarter ended December 31, 2018.  The decrease in earnings of $16.1 million is primarily a result of lower earnings in the Exploration and Production segment and Pipeline and Storage segment. Higher earnings in the Gathering segment, Utility segment and Corporate and All Other categories partially offset these decreases.

Earnings (Loss) by Segment

	Three Months Ended December 31,
(Thousands)	2019	2018	Increase (Decrease)
Exploration and Production	$23,977	$38,214	$(14,237)
Pipeline and Storage	18,105	25,102	(6,997)
Gathering	15,944	14,183	1,761
Utility	26,583	25,649	934
Total Reportable Segments	84,609	103,148	(18,539)
All Other	371	82	289
Corporate	1,611	(570)	2,181
Total Consolidated	$86,591	$102,660	$(16,069)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended December 31,
(Thousands)	2019	2018	Increase (Decrease)
Gas (after Hedging)	$127,238	$119,750	$7,488
Oil (after Hedging)	37,841	35,264	2,577
Gas Processing Plant	688	975	(287)
Other	172	6,887	(6,715)
	$165,939	$162,876	$3,063

Production Volumes

	Three Months Ended December 31,
	2019	2018	Increase (Decrease)
Gas Production (MMcf)
Appalachia	54,284	45,305	8,979
West Coast	487	502	(15)
Total Production	54,771	45,807	8,964

Oil Production (Mbbl)
Appalachia	—	1	(1)
West Coast	601	571	30
Total Production	601	572	29

Average Prices

	Three Months Ended December 31,
	2019	2018	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.16	$2.93	$(0.77)
West Coast	$4.98	$6.73	$(1.75)
Weighted Average	$2.19	$2.97	$(0.78)
Weighted Average After Hedging	$2.32	$2.61	$(0.29)

Average Oil Price/Bbl
Appalachia	$54.49	$66.31	$(11.82)
West Coast	$62.63	$65.71	$(3.08)
Weighted Average	$62.63	$65.71	$(3.08)
Weighted Average After Hedging	$62.92	$61.70	$1.22

2019 Compared with 2018

Operating revenues for the Exploration and Production segment increased $3.1 million for the quarter ended December 31, 2019 as compared with the quarter ended December 31, 2018. Gas revenues after hedging increased $7.5 million due to a 9.0 Bcf increase in gas production, which was largely offset by the impact of a $0.29 per Mcf decrease in the weighted average price of gas after hedging. The increase in gas production was largely due to new Marcellus and Utica wells completed and connected to sales in the Western and Eastern Development Areas in the Appalachian region during the quarter ended December 31, 2019 as compared with the quarter ended December 31, 2018. Oil revenues after hedging increased $2.6 million due to a 29 Mbbl increase in crude oil production coupled with the impact of a $1.22 per Bbl increase in the weighted average price of oil after hedging. The increase in oil production revenue was largely due to higher production in the West Coast region. These increases to operating revenues were partially offset by a $6.7 million decrease in other revenue primarily due to mark-to-market adjustments related to hedging ineffectiveness that were recorded during the quarter ended December 31, 2018 that did not recur during the quarter ended December 31, 2019.

The Exploration and Production segment's earnings for the quarter ended December 31, 2019 were $24.0 million, a decrease of $14.2 million when compared with earnings of $38.2 million for the quarter ended December 31, 2018.  The decrease in earnings was due to lower natural gas prices after hedging ($12.6 million), higher depletion expense ($7.5 million), higher production expenses ($6.5 million), higher other operating expenses ($0.6 million), higher interest expense ($0.7 million), a higher effective income tax rate ($1.3 million), the impact of the aforementioned prior year quarter mark-to-market adjustments related to hedging ineffectiveness ($5.1 million) and the impact of a remeasurement of the segment's accumulated deferred income taxes in the prior year quarter that did not recur in fiscal 2020 ($1.0 million). The increase in depletion expense was primarily due to the increase in production coupled with a $0.06 per Mcfe increase in the depletion rate, which was driven by an increase in capitalized costs in Seneca’s full cost pool. The increase in production expenses was primarily due to increased gathering and transportation costs in the Appalachian region. The increase in other operating expenses was largely due to an increase in purchased emissions credits in the West Coast region. The increase in interest expense was largely due to increased intercompany borrowings. The increase in the effective income tax rate was primarily due to the impact of the Enhanced Oil Recovery tax credit that was applicable in the quarter ended December 31, 2018 but was not available in the quarter ended December 31, 2019. These factors, which decreased earnings during the quarter ended December 31, 2019, were partially offset by the positive impacts of higher natural gas production ($18.5 million), higher crude oil production ($1.5 million), higher crude oil prices after hedging ($0.6 million) and lower other taxes ($1.3 million). The decrease in other taxes was primarily due to a lower Pennsylvania impact fee accrual for the quarter ended December 31, 2019 as a result of lower NYMEX natural gas prices.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended December 31,
(Thousands)	2019	2018	Increase (Decrease)
Firm Transportation	$53,191	$55,714	$(2,523)
Interruptible Transportation	261	421	(160)
	53,452	56,135	(2,683)
Firm Storage Service	18,420	18,928	(508)
Interruptible Storage Service	6	1	5
Other	342	2,005	(1,663)
	$72,220	$77,069	$(4,849)

Pipeline and Storage Throughput

	Three Months Ended December 31,
(MMcf)	2019	2018	Increase (Decrease)
Firm Transportation	208,648	191,901	16,747
Interruptible Transportation	714	916	(202)
	209,362	192,817	16,545

2019 Compared with 2018

Operating revenues for the Pipeline and Storage segment decreased $4.8 million for the quarter ended December 31, 2019 as compared with the quarter ended December 31, 2018.  The decrease in operating revenues was primarily due to a decrease in transportation revenues of $2.7 million and a decrease in other revenues of $1.7 million. The decrease in transportation revenues was primarily attributable to an Empire system transportation contract termination in December 2018. Partially offsetting this decrease was an increase in transportation revenues due to an increase in Empire's rates effective January 1, 2019 in accordance with Empire's rate case settlement, which was approved by the FERC on May 3, 2019, combined with an increase in demand charges for transportation service from Supply Corporation's Line N to Monaca project, which was placed in service on November 1, 2019. The decrease in other revenues was due to proceeds received by Supply Corporation in the first quarter of fiscal 2019 related to a contract termination as a result of a shipper's bankruptcy that did not recur in the first quarter of fiscal 2020.

Transportation volume for the quarter ended December 31, 2019 increased by 16.5 Bcf from the prior year's quarter. The increase in transportation volume for the quarter primarily reflects an increase in capacity utilization by certain contract shippers. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2019 were $18.1 million, a decrease of $7.0 million when compared with earnings of $25.1 million for the quarter ended December 31, 2018.  The decrease in earnings was primarily due to the earnings impact of lower operating revenues of $3.8 million, as discussed above, combined with higher income tax expense ($2.5 million) and higher property taxes ($0.8 million). The increase in income tax expense is primarily due to permanent differences related to stock compensation activity. The increase in property taxes was due to an increase in scheduled payments in lieu of taxes in accordance with agreements in place, as well as higher town, county and school taxes due to an increase in assessed values from new projects placed in service. These earnings decreases were slightly offset by a decrease in operating expenses ($0.6 million) primarily due to a decrease in personnel and compensation costs as well as costs associated with maintenance of compressor stations, partially offset by an increase in pipeline integrity program expenses.

Gathering

Gathering Operating Revenues

	Three Months Ended December 31,
(Thousands)	2019	2018	Increase (Decrease)
Gathering Revenues	$34,788	$29,690	$5,098

Gathering Volume

	Three Months Ended December 31,
	2019	2018	Increase (Decrease)
Gathered Volume - (MMcf)	64,392	54,688	9,704

2019 Compared with 2018

Operating revenues for the Gathering segment increased $5.1 million for the quarter ended December 31, 2019 as compared with the quarter ended December 31, 2018. The increase was primarily due to a 9.7 Bcf net increase in gathered volume resulting from a 4.0 Bcf, 3.8 Bcf and 3.5 Bcf increase in volume on Midstream Company's Trout Run, Wellsboro and Clermont gathering systems, respectively, offset by a 1.6 Bcf decline on the Covington gathering system. The net increase in gathered volume can be attributed to the increase in Seneca's gross natural gas production in the Appalachian region.

The Gathering segment’s earnings for the quarter ended December 31, 2019 were $15.9 million, an increase of $1.7 million when compared with earnings of $14.2 million for the quarter ended December 31, 2018.  The increase in earnings was mainly due to the impact of higher gathering revenues discussed above ($4.0 million), which was partially offset by higher operating expenses ($1.3 million), higher depreciation expense ($0.4 million), and the impact of a nonrecurring income tax benefit recorded in the prior year quarter to adjust the remeasurement of deferred income taxes resulting from the 2017 Tax Reform Act ($0.5 million). The increase in operating expenses was due largely to increased preventative maintenance and overhaul activities at Covington and Trout Run compressor stations during the quarter ended December 31, 2019. The increase in depreciation expense was due to an increase in the average gross property, plant and equipment assets in service as compared to the prior year.

Utility

Utility Operating Revenues

	Three Months Ended December 31,
(Thousands)	2019	2018	Increase (Decrease)
Retail Sales Revenues:
Residential	$145,615	$165,333	$(19,718)
Commercial	19,661	22,742	(3,081)
Industrial	1,267	1,493	(226)
	166,543	189,568	(23,025)
Transportation	33,606	35,950	(2,344)
Other	(3,324)	(2,861)	(463)
	$196,825	$222,657	$(25,832)

Utility Throughput

	Three Months Ended December 31,
(MMcf)	2019	2018	Increase (Decrease)
Retail Sales:
Residential	19,476	19,780	(304)
Commercial	2,812	2,846	(34)
Industrial	217	204	13
	22,505	22,830	(325)
Transportation	20,556	22,270	(1,714)
	43,061	45,100	(2,039)

Degree Days

Three Months Ended December 31,				Percent Colder (Warmer) Than
	Normal	2019	2018	Normal(1)	Prior Year(1)
Buffalo	2,253	2,232	2,325	(0.9)%	(4.0)%
Erie	2,044	1,906	2,030	(6.8)%	(6.1)%

(1)	Percents compare actual 2019 degree days to normal degree days and actual 2019 degree days to actual 2018 degree days.

2019 Compared with 2018

Operating revenues for the Utility segment decreased $25.8 million for the quarter ended December 31, 2019 as compared with the quarter ended December 31, 2018.  The decrease primarily resulted from a $23.0 million decrease in retail gas sales revenue, a $2.3 million decrease in transportation revenues and a $0.5 million decrease in other revenues. The decrease in retail gas sales revenue was largely due to a decrease in the cost of gas sold (per Mcf) coupled with slightly lower throughput due to warmer weather. The decline in transportation revenues was primarily due a 1.7 Bcf decrease in transportation throughput due to warmer weather and the migration of residential transportation customers to retail. The decrease in other revenues was largely due to the impact of regulatory adjustments, including an earnings sharing accrual recorded in fiscal 2020 for $0.5 million in the segment's New York service territory.

The Utility segment’s earnings for the quarter ended December 31, 2019 were $26.6 million, an increase of $1.0 million when compared with earnings of $25.6 million for the quarter ended December 31, 2018. The increase in earnings was largely attributable to the impact of regulatory adjustments ($0.9 million) and the positive earnings impact related to a system modernization tracker ($0.3 million). These increases were slightly offset by higher income tax expense ($0.8 million). The increase in income tax expense was primarily due to permanent differences related to stock compensation activity.

Corporate and All Other

2019 Compared with 2018

Corporate and All Other operations had earnings of $2.0 million for the quarter ended December 31, 2019, an increase of $2.5 million when compared with a loss of $0.5 million for the quarter ended December 31, 2018. The increase in earnings was primarily attributable to lower unrealized losses on investments in equity securities recorded during the quarter ended December 31, 2019 ($4.2 million) coupled with higher other income ($1.5 million) that was driven largely by an increase in realized gains on investments in equity securities sold in the current quarter. These positive drivers of earnings were partially offset by the impact of the prior year remeasurement of deferred income taxes under the 2017 Tax Reform Act that lowered income tax expense for the quarter ended December 31, 2018 ($3.5 million).

Interest Expense on Long-Term Debt

Interest on long-term debt was relatively flat for the quarter ended December 31, 2019 as compared with the quarter ended December 31, 2018. No new additional debt was issued or repaid during the quarters ended December 31, 2019 and

December 31, 2018. In addition, amortization of debt premiums discount and expense and capitalized interest remained comparable year over year.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the three-month period ended December 31, 2019 consisted of cash provided by operating activities and net proceeds from short-term borrowings. The Company's primary source of cash during the three-month period ended December 31, 2018 consisted of cash provided by operating activities.

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

Because of the seasonal nature of the heating business in the Utility segment and in the Company's NFR operations (included in the All Other category), revenues in these businesses are relatively high during the heating season, primarily the first and second quarters of the fiscal year, and receivable balances historically increase during these periods from the receivable balances at September 30.

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

Net cash provided by operating activities totaled $167.7 million for the three months ended December 31, 2019, an increase of $63.3 million compared with $104.4 million provided by operating activities for the three months ended December 31, 2018. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Utility and Exploration and Production segments. The increase in the Utility segment is primarily due to the timing of gas cost recovery and the timing of receivable collections. The increase in the Exploration and Production segment is primarily due to higher cash receipts from natural gas production. The increase in cash provided by operating activities also reflects a decrease in contributions made to the Retirement Plan, primarily in the Utility and Pipeline and Storage segments.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $211.2 million during the three months ended December 31, 2019 and $174.9 million during the three months ended December 31, 2018.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Three Months Ended December 31,	2019		2018		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$126.9	(1)	$120.2	(2)	$6.7
Pipeline and Storage:
Capital Expenditures	57.1	(1)	30.0	(2)	27.1
Gathering:
Capital Expenditures	9.8	(1)	8.8	(2)	1.0
Utility:
Capital Expenditures	17.2	(1)	15.9	(2)	1.3
All Other:
Capital Expenditures	0.2		—		0.2
	$211.2		$174.9		$36.3

(1)
At December 31, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $62.3 million, $22.7 million, $5.3 million and $3.5 million, respectively, of non-cash capital expenditures. At September 30, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $38.0 million, $23.8 million, $6.6 million and $12.7 million, respectively, of non-cash capital expenditures.

(2)
At December 31, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $66.1 million, $12.9 million, $4.4 million and $2.8 million, respectively, of non-cash capital expenditures.  At September 30, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $51.3 million, $21.9 million, $6.1 million and $9.5 million, respectively, of non-cash capital expenditures.

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2019 were primarily well drilling and completion expenditures and included approximately $119.0 million for the Appalachian region (including $53.7 million in the Marcellus Shale area and $63.8 million in the Utica Shale area) and $7.9 million for the West Coast region.  These amounts included approximately $86.2 million spent to develop proved undeveloped reserves.

The Exploration and Production segment capital expenditures for the three months ended December 31, 2018 were primarily well drilling and completion expenditures and included approximately $114.7 million for the Appalachian region (including $36.5 million in the Marcellus Shale area and $75.5 million in the Utica Shale area) and $5.5 million for the West Coast region.  These amounts included approximately $61.1 million spent to develop proved undeveloped reserves.

Pipeline and Storage

The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2019 were primarily for expenditures related to Empire's Empire North Project ($29.1 million) and Supply Corporation's Line N to Monaca Project ($3.3 million), as discussed below. In addition, the Pipeline and Storage segment capital expenditures for the three months ended December 31, 2019 include additions, improvements and replacements to this segment’s transmission and gas storage systems. The Pipeline and Storage capital expenditures for the three months ended December 31, 2018 were primarily for additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for the three months ended December 31, 2018 include expenditures related to Supply Corporation's Line N to Monaca Project ($1.1 million).

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

Supply Corporation completed a project to provide incremental natural gas transportation services from Line N to the ethane cracker facility being constructed by Shell Chemical Appalachia, LLC in Potter Township, Pennsylvania ("Line N to Monaca Project"), with transportation service beginning on November 1, 2019.  This project involved construction of a 4.5 mile pipeline extension from Line N to the facility and has resulted in Supply Corporation securing incremental firm transportation capacity commitments totaling 133,000 Dth per day on Line N and on the pipeline extension to the facility.  Supply Corporation was authorized to pursue the project by FERC under its blanket certificate as of May 30, 2018. As of December 31, 2019, approximately $22.1 million has been spent on the Line N to Monaca Project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at December 31, 2019.

Empire concluded an Open Season on November 18, 2015, and has designed a project that would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line (“Empire North Project”). This project is fully subscribed under long term agreements and received the FERC Section 7(c) certificate on March 7, 2019. Project construction is under way. The Empire North Project has a projected in-service date in the fourth quarter of fiscal 2020 and an estimated capital cost of approximately $145 million.  As of December 31, 2019, approximately $74.5 million has been capitalized as Construction Work in Progress for this project, including $19.9 million of costs transferred from the Northern Access Project, which is discussed below.

Supply Corporation has developed its FM100 Project, which will upgrade a 1950's era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. A precedent agreement has been executed by Supply Corporation and Transco whereby this additional capacity is expected to be leased by Transco and become part of a Transco expansion project ("Leidy South") that will create incremental transportation capacity to Transco Zone 6 markets. Seneca is the anchor shipper on Leidy South, providing Seneca with an outlet to premium markets for its Marcellus and Utica production from both the Clermont-Rich Valley and Trout Run-Gamble areas. Supply Corporation filed a Section 7(c) application with the FERC in July 2019. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. As of December 31, 2019, approximately $5.0 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at December 31, 2019.

Supply Corporation and Empire have developed a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). The United States Court of Appeals for the Second Circuit (the “Second Circuit Court of Appeals”) held in the Company’s favor in its appeal of this decision, vacating the NYDEC denial and remanding to the NYDEC. The NYDEC subsequently issued a second denial, which the Company has appealed to the Second Circuit Court of Appeals. The court has held this appeal in abeyance pending the outcome of the FERC waiver appeal, described below. While the Company’s initial appeal was pending before the Second Circuit Court of Appeals, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order, and FERC's decisions have been appealed and are pending in a separate action before the Second Circuit Court of Appeals. In addition, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company remains committed to the project. In light of these pending legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. The Company will update the $500 million preliminary cost estimate when there is further clarity on that date. As of December 31, 2019, approximately $57.8 million has been spent on the Northern Access project, including $23.3 million that has been spent to study the project, for which no reserve has been established. The remaining $34.5 million spent on the project has been capitalized as Construction Work in Progress.

Gathering

The majority of the Gathering segment capital expenditures for the three months ended December 31, 2019 were for the continued expansion of Midstream Company’s Trout Run gathering system, Midstream Company's Clermont gathering system and Midstream Company's Wellsboro gathering system, as discussed below. Midstream Company spent $5.5 million, $3.2 million and $1.1 million, respectively, during the three months ended December 31, 2019 on the development of the Trout Run, Clermont and Wellsboro gathering systems. These expenditures were largely attributable to new gathering pipelines and the continued development of centralized station facilities, including increased compression horsepower at the Trout Run gathering system.

The majority of the Gathering segment capital expenditures for the three months ended December 31, 2018 were for the continued expansion of the Trout Run gathering system, Clermont gathering system and Wellsboro gathering system. Midstream Company spent $1.3 million, $3.0 million and $4.0 million, respectively, during the three months ended December 31, 2018 on the development of the Trout Run, Clermont and Wellsboro gathering systems.

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

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Company, continues to develop its Trout Run gathering system in Lycoming County, Pennsylvania. The Trout Run gathering system was initially placed in service in May 2012. The current system consists of three compressor stations and backbone and in-field gathering pipelines. Midstream Company intends to extend this system in 2020. Combining this extension with reduced drilling activity in the Exploration and Production segment, the Gathering segment's capital expenditures are expected to be in the range of $50 million to $60 million for fiscal 2020.

Utility

The majority of the Utility segment capital expenditures for the three months ended December 31, 2019 and December 31, 2018 were made for main and service line improvements and replacements, as well as main extensions.

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

The Company continuously evaluates capital expenditures and potential investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, natural gas storage facilities, natural gas gathering and compression facilities and the expansion of natural gas transmission line capacities, regulated utility assets and other opportunities as they may arise. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.

Financing Cash Flow

Consolidated short-term debt increased $84.6 million when comparing the balance sheet at December 31, 2019 to the balance sheet at September 30, 2019. The maximum amount of short-term debt outstanding during the quarter ended December 31, 2019 was $173.3 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2019, the Company had outstanding commercial paper of $139.8 million. The Company did not have any outstanding short-term notes payable to banks at December 31, 2019.

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

The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $250 million. At December 31, 2019, the Company’s debt to capitalization ratio (as calculated under the facility) was .51. The constraints specified in the Credit Agreement would have permitted an additional $1.77 billion in short-term and/or long-term debt to be outstanding at December 31, 2019 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.

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

The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2019, the Company did not have any debt outstanding under the Credit Agreement.

None of the Company's long-term debt as of December 31, 2019 and September 30, 2019 had a maturity date within the following twelve-month period.

The Company’s embedded cost of long-term debt was 4.69% at both December 31, 2019 and December 31, 2018.

Under the Company’s existing indenture covenants at December 31, 2019, the Company would have been permitted to issue up to a maximum of $1.05 billion in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.

The Company’s 1974 indenture pursuant to which $99.0 million (or 4.6%) of the Company’s long-term debt (as of December 31, 2019) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

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

During the three months ended December 31, 2019, the Company contributed $7.8 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $0.7 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2020, the Company expects its contributions to the Retirement Plan to be in the range of $17.0 million to $22.0 million. In the remainder of 2020, the Company expects its contributions to its VEBA trusts to be in the range of $2.0 million to $2.5 million.

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

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

For a complete discussion of market risk sensitive instruments, refer to "Market Risk Sensitive Instruments" in Item 7 of the Company's 2019 Form 10-K.  There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

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

Empire's 2019 rate settlement requires a Section 4 rate case filing no later than May 1, 2025. Empire has no rate case currently on file.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory requirements.

For further discussion of the Company's environmental exposures, refer to Item 1 at Note 8 — Commitments and Contingencies under the heading “Environmental Matters.”

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in the United States. These efforts include legislative proposals and new regulations at the state and federal level, and private party litigation related to greenhouse gas emissions. The U.S. Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA regulates greenhouse gas emissions pursuant to the Clean Air Act. The regulations implemented by EPA impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The current administration has issued executive orders to review and potentially roll back many of these burdensome regulations, and, in turn, litigation (not involving the Company) has been instituted to challenge the administration's efforts. The Company must continue to comply with all applicable regulations. A number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines and is in the process of evaluating cap-and-trade programs (e.g., Regional Greenhouse Gas Initiative). In California, the Company currently complies with California cap-and-trade rules, which increases the Company's cost of environmental compliance in its Exploration and Production segment. Legislation or regulation that aims to reduce greenhouse gas emissions could also include emissions limits, reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. New York State, for example, passed the CLCPA that mandates reducing greenhouse gas emissions to 60% of 1990 levels by 2030, and to 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% by 2040. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on regulatory treatment afforded in the process. These initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.

Safe Harbor for Forward-Looking Statements

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, estimates of oil and gas quantities, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new accounting rules, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” “may,” and similar expressions, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.	Changes in the price of natural gas or oil;

2.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

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

8.
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

9.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide other post-retirement benefits;

10.	Other changes in price differentials between similar quantities of natural gas or oil having different quality, heating value, hydrocarbon mix or delivery date;

11.	The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;

12.	Uncertainty of oil and gas reserve estimates;

13.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

14.	Changes in demographic patterns and weather conditions;

15.	Changes in the availability, price or accounting treatment of derivative financial instruments;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 8 — Commitments and Contingencies, and Part I, Item 2 - MD&A of this report under the heading “Other Matters – Environmental Matters.”

For a discussion of certain rate matters involving the NYPSC, refer to Part I, Item 1 of this report at Note 11 — Regulatory Matters.

Item 1A.  Risk Factors
The risk factors in Item 1A of the Company’s 2019 Form 10-K have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2019, the Company issued a total of 9,480 unregistered shares of Company common stock to ten non-employee directors of the Company then serving on the Board of Directors of the Company, consisting of 948 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended December 31, 2019.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Oct. 1 - 31, 2019	11,920	$44.77	—	6,971,019
Nov. 1 - 30, 2019	11,875	$45.78	—	6,971,019
Dec. 1 - 31, 2019	102,783	$45.63	—	6,971,019
Total	126,578	$45.57	—	6,971,019

(a)
Represents shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes. During the quarter ended December 31, 2019, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 126,578 shares purchased other than through a publicly announced share repurchase program, 35,458 were purchased for the Company’s 401(k) plans and 91,120 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.

(b)
In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock.  The repurchase program has no expiration date.  The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

 Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan.

10.2	Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32•	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2019 and 2018.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018, (iii) the Consolidated Balance Sheets at December 31, 2019 and September 30, 2019, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  January 31, 2020