Form 10-Q
period 2020-03-31
NATIONAL FUEL GAS CO
filed 2020-05-01
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 30, 2020: 86,573,652 shares.

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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2020	2019	2020	2019
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$282,634	$357,654	$510,660	$629,747
Exploration and Production and Other Revenues	156,542	146,467	323,735	310,403
Pipeline and Storage and Gathering Revenues	51,919	48,423	100,888	102,641
	491,095	552,544	935,283	1,042,791

Operating Expenses:
Purchased Gas	118,270	195,037	210,542	333,697
Operation and Maintenance:
Utility and Energy Marketing	51,725	48,559	94,981	92,475
Exploration and Production and Other	39,959	40,141	76,652	72,936
Pipeline and Storage and Gathering	27,305	27,249	53,190	52,182
Property, Franchise and Other Taxes	22,743	22,535	45,887	46,540
Depreciation, Depletion and Amortization	77,912	65,664	152,830	129,918
Impairment of Oil and Gas Producing Properties	177,761	—	177,761	—
	515,675	399,185	811,843	727,748
Operating Income (Loss)	(24,580)	153,359	123,440	315,043
Other Income (Expense):
Other Income (Deductions)	(17,480)	(5,919)	(20,520)	(15,521)
Interest Expense on Long-Term Debt	(25,270)	(25,273)	(50,713)	(50,713)
Other Interest Expense	(1,892)	(1,787)	(3,443)	(2,860)
Income (Loss) Before Income Taxes	(69,222)	120,380	48,764	245,949
Income Tax Expense	36,846	29,785	68,241	52,693

Net Income (Loss) Available for Common Stock	(106,068)	90,595	(19,477)	193,256

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,320,592	1,172,334	1,272,601	1,098,900
	1,214,524	1,262,929	1,253,124	1,292,156

Dividends on Common Stock	(37,654)	(36,678)	(75,304)	(73,342)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	—	—	(950)	—
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	—	—	7,437
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects	—	10,406	—	10,406
Balance at March 31	$1,176,870	$1,236,657	$1,176,870	$1,236,657

Earnings (Loss) Per Common Share:
Basic:
Net Income (Loss) Available for Common Stock	$(1.23)	$1.05	$(0.23)	$2.24
Diluted:
Net Income (Loss) Available for Common Stock	$(1.23)	$1.04	$(0.23)	$2.23
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	86,561,066	86,290,047	86,469,258	86,159,932
Used in Diluted Calculation	86,561,066	86,767,673	86,469,258	86,738,809
Dividends Per Common Share:
Dividends Declared	$0.435	$0.425	$0.870	$0.850
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Net Income (Loss) Available for Common Stock	$(106,068)	$90,595	$(19,477)	$193,256
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	76,304	(26,000)	76,799	19,390
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(25,034)	4,739	(32,386)	24,384
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	—	—	1,313	—
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	—	—	(11,738)
Other Comprehensive Income (Loss), Before Tax	51,270	(21,261)	45,726	32,036
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	20,854	(7,399)	20,974	5,593
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(6,817)	1,328	(8,849)	6,874
Income Tax Benefit (Expense) on Cumulative Effect of Adoption of Authoritative Guidance for Hedging	—	—	363	—
Reclassification Adjustment for Income Tax Benefit (Expense) on the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	—	—	(4,301)
Reclassification Adjustment for Stranded Tax Effects Related to the 2017 Tax Reform Act to Earnings Reinvested in the Business	—	10,406	—	10,406
Income Taxes – Net	14,037	4,335	12,488	18,572
Other Comprehensive Income (Loss)	37,233	(25,596)	33,238	13,464
Comprehensive Income (Loss)	$(68,835)	$64,999	$13,761	$206,720

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	September 30, 2019
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$11,559,528	$11,204,838
Less - Accumulated Depreciation, Depletion and Amortization	6,003,658	5,695,328
	5,555,870	5,509,510
Current Assets
Cash and Temporary Cash Investments	111,655	20,428
Hedging Collateral Deposits	10,728	6,832
Receivables – Net of Allowance for Uncollectible Accounts of $29,627 and $25,788, Respectively	172,011	139,956
Unbilled Revenue	44,715	18,758
Gas Stored Underground	8,860	36,632
Materials and Supplies - at average cost	48,113	40,717
Unrecovered Purchased Gas Costs	—	2,246
Other Current Assets	100,188	97,054
	496,270	362,623

Other Assets
Recoverable Future Taxes	115,934	115,197
Unamortized Debt Expense	13,151	14,005
Other Regulatory Assets	161,800	167,320
Deferred Charges	56,855	33,843
Other Investments	137,044	144,917
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	71,381	60,517
Fair Value of Derivative Financial Instruments	94,797	48,669
Other	81	80
	656,519	590,024

Total Assets	$6,708,659	$6,462,157

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	September 30, 2019
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 86,561,532 Shares and 86,315,287 Shares, Respectively	$86,562	$86,315
Paid in Capital	835,444	832,264
Earnings Reinvested in the Business	1,176,870	1,272,601
Accumulated Other Comprehensive Loss	(18,917)	(52,155)
Total Comprehensive Shareholders’ Equity	2,079,959	2,139,025
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,134,964	2,133,718
Total Capitalization	4,214,923	4,272,743

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	230,000	55,200
Current Portion of Long-Term Debt	—	—
Accounts Payable	106,938	132,208
Amounts Payable to Customers	17,213	4,017
Dividends Payable	37,654	37,547
Interest Payable on Long-Term Debt	18,508	18,508
Customer Advances	615	13,044
Customer Security Deposits	14,999	16,210
Other Accruals and Current Liabilities	150,239	139,600
Fair Value of Derivative Financial Instruments	7,652	5,574
	583,818	421,908

Deferred Credits
Deferred Income Taxes	777,299	653,382
Taxes Refundable to Customers	360,331	366,503
Cost of Removal Regulatory Liability	224,546	221,699
Other Regulatory Liabilities	157,371	142,367
Pension and Other Post-Retirement Liabilities	126,959	133,729
Asset Retirement Obligations	128,779	127,458
Other Deferred Credits	134,633	122,368
	1,909,918	1,767,506
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$6,708,659	$6,462,157

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
OPERATING ACTIVITIES
Net Income (Loss) Available for Common Stock	$(19,477)	$193,256
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	177,761	—
Depreciation, Depletion and Amortization	152,830	129,918
Deferred Income Taxes	104,883	90,468
Stock-Based Compensation	7,580	10,731
Other	9,800	7,997
Change in:
Receivables and Unbilled Revenue	(58,248)	(130,377)
Gas Stored Underground and Materials and Supplies	20,086	29,093
Unrecovered Purchased Gas Costs	2,246	(1,556)
Other Current Assets	(3,134)	10,438
Accounts Payable	(5,465)	10,226
Amounts Payable to Customers	13,196	12,069
Customer Advances	(12,429)	(13,176)
Customer Security Deposits	(1,211)	(7,184)
Other Accruals and Current Liabilities	9,076	48,028
Other Assets	(10,359)	(38,686)
Other Liabilities	3,857	(10,410)
Net Cash Provided by Operating Activities	390,992	340,835

INVESTING ACTIVITIES
Capital Expenditures	(395,486)	(386,579)
Other	4,167	(2,616)
Net Cash Used in Investing Activities	(391,319)	(389,195)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	174,800	—
Dividends Paid on Common Stock	(75,197)	(73,197)
Net Repurchases of Common Stock	(4,153)	(8,864)
Net Cash Provided by (Used in) Financing Activities	95,450	(82,061)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	95,123	(130,421)
Cash, Cash Equivalents, and Restricted Cash at October 1	27,260	233,047
Cash, Cash Equivalents, and Restricted Cash at March 31	$122,383	$102,626

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$59,490	$74,929

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

The earnings for the six months ended March 31, 2020 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2020.  Most of the business of both the Utility segment and the Company's NFR operations (included in the All Other category) is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment and in the Company's NFR operations, earnings during the winter months normally represent a substantial part of the earnings that those businesses are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 — Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Balance at October 1, 2019	Balance at March 31, 2020	Balance at October 1, 2018	Balance at March 31, 2019

Cash and Temporary Cash Investments	$20,428	$111,655	$229,606	$100,643
Hedging Collateral Deposits	6,832	10,728	3,441	1,983
Cash, Cash Equivalents, and Restricted Cash	$27,260	$122,383	$233,047	$102,626

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

Allowance for Uncollectible Accounts. The allowance for uncollectible accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical experience, the age and other specific information about customer accounts. Account balances are charged off against the allowance twelve months after the account is final billed or when it is anticipated that the receivable will not be recovered. In light of the current COVID-19 crisis, government mandates have resulted in the shut-down of a significant number of businesses in the Company’s service territories and many individuals are currently out of work. The financial strains on businesses and individuals could have a significant impact on their ability to pay their bills, which could lead to a significant increase in uncollectible expense for customer receivables, primarily within the Utility segment. While the combination of the current low cost of natural gas service and the steps taken by the federal government to alleviate the financial burden on companies and individuals should act as an offset to the overall economic situation, the Company is anticipating that there will be some level of increase in uncollectible expense depending on the extent and duration of the pandemic crisis. To date, the Company has not experienced any discernible change in the rate at which its customers pay their bills.

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $24.0 million at March 31, 2020, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $1.6 billion and $1.7 billion at March 31, 2020 and September 30, 2019, respectively.

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $74.8 million and $53.5 million at March 31, 2020 and September 30, 2019, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  The book value of the oil and gas properties exceeded the ceiling at March 31, 2020. As such, the Company recognized a pre-tax impairment charge of $177.8 million for the quarter ended March 31, 2020. Deferred income tax benefits of $48.5 million related to the impairment charge were also recognized for the quarter ended March 31, 2020. In adjusting estimated future cash flows for hedging under the ceiling test at March 31, 2020, estimated future net cash flows were increased by $32.7 million.

The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas plant in service, are recorded at the historical cost when originally devoted to service. In light of COVID-19, government mandates have resulted in the shut-down of a significant number of businesses in the Company’s service territories and many individuals are currently out of work. It is possible that the extent and duration of this crisis could reduce projected cash flows associated with the use of these assets, which could in turn lead to a decrease in fair value and result in a potential impairment of the recorded value of such assets. While there were no indications of any conditions that could result in impairments at March 31, 2020, management will continue to monitor the situation on a quarterly basis.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the six months ended March 31, 2020 and 2019, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2020
Balance at January 1, 2020	$30,680	$—	$(86,830)	$(56,150)
Other Comprehensive Gains and Losses Before Reclassifications	55,450	—	—	55,450
Amounts Reclassified From Other Comprehensive Income (Loss)	(18,217)	—	—	(18,217)
Balance at March 31, 2020	$67,913	$—	$(86,830)	$(18,917)
Six Months Ended March 31, 2020
Balance at October 1, 2019	$34,675	$—	$(86,830)	$(52,155)
Other Comprehensive Gains and Losses Before Reclassifications	55,825	—	—	55,825
Amounts Reclassified From Other Comprehensive Income (Loss)	(23,537)	—	—	(23,537)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	950	—	—	950
Balance at March 31, 2020	$67,913	$—	$(86,830)	$(18,917)
Three Months Ended March 31, 2019
Balance at January 1, 2019	$17,886	$—	$(46,576)	$(28,690)
Other Comprehensive Gains and Losses Before Reclassifications	(18,601)	—	—	(18,601)
Amounts Reclassified From Other Comprehensive Income (Loss)	3,411	—	—	3,411
Reclassification of Stranded Tax Effects Related to the 2017 Tax Reform Act	1,866	—	(12,272)	(10,406)
Balance at March 31, 2019	$4,562	$—	$(58,848)	$(54,286)
Six Months Ended March 31, 2019
Balance at October 1, 2018	$(28,611)	$7,437	$(46,576)	$(67,750)
Other Comprehensive Gains and Losses Before Reclassifications	13,797	—	—	13,797
Amounts Reclassified From Other Comprehensive Income (Loss)	17,510	—	—	17,510
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	(7,437)	—	(7,437)
Reclassification of Stranded Tax Effects Related to the 2017 Tax Reform Act	1,866	—	(12,272)	(10,406)
Balance at March 31, 2019	$4,562	$—	$(58,848)	$(54,286)

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

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the six months ended March 31, 2020 and 2019 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$23,396	($4,260)	$30,937	($22,782)	Operating Revenues
Commodity Contracts	1,909	(280)	1,911	(1,182)	Purchased Gas
Foreign Currency Contracts	(271)	(199)	(462)	(420)	Operating Revenues
	25,034	(4,739)	32,386	(24,384)	Total Before Income Tax
	(6,817)	1,328	(8,849)	6,874	Income Tax Expense
	$18,217	($3,411)	$23,537	($17,510)	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2020	At September 30, 2019

Prepayments	$6,289	$12,728
Prepaid Property and Other Taxes	23,702	14,361
Federal Income Taxes Receivable	42,385	42,388
State Income Taxes Receivable	3,455	8,579
Fair Values of Firm Commitments	8,775	7,538
Regulatory Assets	15,582	11,460
	$100,188	$97,054

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2020	At September 30, 2019

Accrued Capital Expenditures	$31,886	$33,713
Regulatory Liabilities	45,338	50,332
Reserve for Gas Replacement	23,978	—
Liability for Royalty and Working Interests	13,987	18,057
Non-Qualified Benefit Plan Liability	13,194	13,194
Other	21,856	24,304
	$150,239	$139,600

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were SARs, restricted stock units and performance shares.  As the Company recognized a net loss for both the quarter and six months ended March 31, 2020, the aforementioned securities, amounting to 310,015 and 406,748 securities, were not recognized in the diluted earnings per share calculation for the quarter and six months ended March 31, 2020, respectively. For 2019, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 159,023 securities and 175,443 securities excluded as being antidilutive for the quarter and six months ended March 31, 2019, respectively.

Stock-Based Compensation.  The Company granted 254,608 performance shares during the six months ended March 31, 2020. The weighted average fair value of such performance shares was $43.32 per share for the six months ended March 31, 2020. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the six months ended March 31, 2020 must meet a performance goal related to relative return on capital over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the six months ended March 31, 2020 must meet a performance goal related to relative total shareholder return over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 150,839 nonperformance-based restricted stock units during the six months ended March 31, 2020.  The weighted average fair value of such nonperformance-based restricted stock units was $40.38 per share for the six months ended March 31, 2020.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These nonperformance-based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for nonperformance-based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

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

The following tables provide a disaggregation of the Company's revenues for the quarter and six months ended March 31, 2020 and 2019, presented by type of service from each reportable segment. As reported in the Company's 2019 Form 10-K, the Company's NFR operations were previously reported as the Energy Marketing segment, however the Company is no longer reporting the energy marketing operations as a separate reportable segment. Prior year disaggregation of revenue information shown below has been restated to reflect this change in presentation.

Quarter Ended March 31, 2020 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$100,777	$—	$—	$—	$—	$—	$100,777
Production of Crude Oil	30,268	—	—	—	—	—	30,268
Natural Gas Processing	714	—	—	—	—	—	714
Natural Gas Gathering Services	—	—	35,267	—	—	(35,267)	—
Natural Gas Transportation Service	—	58,454	—	39,832	—	(21,976)	76,310
Natural Gas Storage Service	—	20,524	—	—	—	(9,087)	11,437
Natural Gas Residential Sales	—	—	—	185,323	—	—	185,323
Natural Gas Commercial Sales	—	—	—	27,296	—	—	27,296
Natural Gas Industrial Sales	—	—	—	1,144	—	—	1,144
Natural Gas Marketing	—	—	—	—	36,404	(79)	36,325
Other	405	267	—	(3,524)	851	(65)	(2,066)
Total Revenues from Contracts with Customers	132,164	79,245	35,267	250,071	37,255	(66,474)	467,528
Alternative Revenue Programs	—	—	—	4,422	—	—	4,422
Derivative Financial Instruments	23,396	—	—	—	(4,251)	—	19,145
Total Revenues	$155,560	$79,245	$35,267	$254,493	$33,004	$(66,474)	$491,095

Six Months Ended March 31, 2020 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$220,651	$—	$—	$—	$—	$—	$220,651
Production of Crude Oil	67,931	—	—	—	—	—	67,931
Natural Gas Processing	1,402	—	—	—	—	—	1,402
Natural Gas Gathering Services	—	—	70,055	—	—	(70,055)	—
Natural Gas Transportation Service	—	111,906	—	72,640	—	(38,963)	145,583
Natural Gas Storage Service	—	38,950	—	—	—	(17,079)	21,871
Natural Gas Residential Sales	—	—	—	329,693	—	—	329,693
Natural Gas Commercial Sales	—	—	—	46,137	—	—	46,137
Natural Gas Industrial Sales	—	—	—	2,413	—	—	2,413
Natural Gas Marketing	—	—	—	—	70,513	(256)	70,257
Other	578	609	—	(6,848)	1,971	(118)	(3,808)
Total Revenues from Contracts with Customers	290,562	151,465	70,055	444,035	72,484	(126,471)	902,130
Alternative Revenue Programs	—	—	—	7,283	—	—	7,283
Derivative Financial Instruments	30,937	—	—	—	(5,067)	—	25,870
Total Revenues	$321,499	$151,465	$70,055	$451,318	$67,417	$(126,471)	$935,283

Quarter Ended March 31, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$121,824	$—	$—	$—	$—	$—	$121,824
Production of Crude Oil	34,878	—	—	—	—	—	34,878
Natural Gas Processing	971	—	—	—	—	—	971
Natural Gas Gathering Services	—	—	29,368	—	—	(29,366)	2
Natural Gas Transportation Service	—	52,239	—	45,083	—	(19,819)	77,503
Natural Gas Storage Service	—	19,360	—	—	—	(8,333)	11,027
Natural Gas Residential Sales	—	—	—	229,254	—	—	229,254
Natural Gas Commercial Sales	—	—	—	34,255	—	—	34,255
Natural Gas Industrial Sales	—	—	—	1,867	—	—	1,867
Natural Gas Marketing	—	—	—	—	58,516	(43)	58,473
Other	493	740	—	(5,963)	318	(105)	(4,517)
Total Revenues from Contracts with Customers	158,166	72,339	29,368	304,496	58,834	(57,666)	565,537
Alternative Revenue Programs	—	—	—	(1,466)	—	—	(1,466)
Derivative Financial Instruments	(12,064)	—	—	—	537	—	(11,527)
Total Revenues	$146,102	$72,339	$29,368	$303,030	$59,371	$(57,666)	$552,544

Six Months Ended March 31, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$257,735	$—	$—	$—	$—	$—	$257,735
Production of Crude Oil	72,433	—	—	—	—	—	72,433
Natural Gas Processing	1,945	—	—	—	—	—	1,945
Natural Gas Gathering Services	—	—	59,058	—	—	(59,056)	2
Natural Gas Transportation Service	—	108,375	—	80,714	—	(36,884)	152,205
Natural Gas Storage Service	—	38,289	—	—	—	(16,306)	21,983
Natural Gas Residential Sales	—	—	—	396,121	—	—	396,121
Natural Gas Commercial Sales	—	—	—	56,301	—	—	56,301
Natural Gas Industrial Sales	—	—	—	3,368	—	—	3,368
Natural Gas Marketing	—	—	—	—	107,803	(375)	107,428
Other	876	2,744	—	(8,824)	1,325	(510)	(4,389)
Total Revenues from Contracts with Customers	332,989	149,408	59,058	527,680	109,128	(113,131)	1,065,132
Alternative Revenue Programs	—	—	—	(1,993)	—	—	(1,993)
Derivative Financial Instruments	(24,011)	—	—	—	3,663	—	(20,348)
Total Revenues	$308,978	$149,408	$59,058	$525,687	$112,791	$(113,131)	$1,042,791

The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $92.0 million for the remainder of fiscal 2020; $171.8 million for fiscal 2021; $142.5 million for fiscal 2022; $97.9 million for fiscal 2023; $86.4 million for fiscal 2024; and $361.5 million thereafter.

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

Nature of Leases

The Company primarily leases building space and drilling rigs, and on a limited basis compressor equipment and other miscellaneous assets. The Company determines if an arrangement is a lease at the inception of the arrangement. To the extent that an arrangement represents a lease, the Company classifies that lease as an operating or a finance lease in accordance with the authoritative guidance. As of March 31, 2020 the Company did not have any finance leases. Aside from a sublease of office space at the Company’s corporate headquarters, the Company does not have any material arrangements where the Company is the lessor.

Buildings and Property

The Company enters into building and property rental agreements with third parties for office space, certain field locations and other properties used in the Company’s operations. Building and property leases include the Company’s corporate headquarters in Williamsville, New York, and Exploration and Production segment offices in Houston, Texas, and Pittsburgh, Pennsylvania. The primary non-cancelable terms of the Company’s building and property leases range from three months to ten years. Most building leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease terms from one year to fourteen years. Renewal options are included in the lease term if they are reasonably certain to be exercised. The agreements do not contain any material restrictive covenants.

In March 2020, the Company entered into a lease agreement that has not yet commenced. This lease agreement is a building and property lease for a term of ten years expected to commence in June 2021. Total estimated base rent payments over the lease term are approximately $8.4 million. There is also an option to extend the term of the lease for one additional period of eighteen months.

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

Amounts Recognized in the Financial Statements

Operating lease costs, excluding those relating to short-term drilling rig leases that are capitalized as part of oil and natural gas properties under full cost pool accounting, are presented in Operations and Maintenance expense on the Consolidated Statement of Income. The following table summarizes the components of the Company’s total operating lease costs (in thousands):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020

Operating Lease Expense	$943	1,916
Variable Lease Expense (1)	137	272
Short-Term Lease Expense (2)	76	140
Sublease Income	(80)	(161)
Total Lease Expense	$1,076	$2,167

Short-Term Lease Costs Recorded to Property, Plant and Equipment (3)	$6,776	$14,289

(1)	Variable lease payments that are not dependent on an index or rate are not included in the lease liability.

(2)	Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

(3)	Short-term lease costs relating to drilling rig leases that are capitalized as part of oil and natural gas properties under full cost pool accounting.

Right-of-use assets and lease liabilities are recognized at the commencement date of a leasing arrangement based on the present value of lease payments over the lease term. As of March 31, 2020, the weighted average remaining lease term was 8.6 years and the weighted average discount rate was 3.50%.

The Company’s right-of-use operating lease assets are reflected as Deferred Charges on the Consolidated Balance Sheet. The corresponding operating lease liabilities are reflected in Other Accruals and Current Liabilities (current) and Other Deferred Credits (noncurrent). Short-term leases that have a lease term of one year or less are not recorded on the Consolidated Balance Sheet.

The following amounts related to operating leases were recorded on the Company’s Consolidated Balance Sheet (in thousands):

At March 31, 2020
Assets:
Deferred Charges	$18,260

Liabilities:
Other Accruals and Current Liabilities	$3,390
Other Deferred Credits	$14,870

For the six months ended March 31, 2020, cash paid for operating liabilities, and reported in cash flows provided by operating activities on the Company’s Consolidated Statement of Cash Flows, was $2.2 million. During the six months ended March 31, 2020, the Company did not record any right-of-use assets in exchange for new lease liabilities.

The following schedule of operating lease liability maturities summarizes the undiscounted lease payments owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2020 (in thousands):

At March 31, 2020

2020 (remaining 6 months)	$1,877
2021	2,868
2022	2,278
2023	2,270
2024	2,237
Thereafter	9,717
Total Lease Payments	21,247
Less: Interest	(2,987)
Total Lease Liability	$18,260

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2020 and September 30, 2019.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of March 31, 2020
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$95,966	$—	$—	$—	$95,966
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	935	—	—	(935)	—
Over the Counter Swaps – Gas and Oil	—	103,068	—	(2,732)	100,336
Over the Counter No Cost Collars - Gas	—	—	—	(751)	(751)
Foreign Currency Contracts	—	—	—	(4,788)	(4,788)
Other Investments:
Balanced Equity Mutual Fund	31,956	—	—	—	31,956
Fixed Income Mutual Fund	63,094	—	—	—	63,094
Common Stock – Financial Services Industry	577	—	—	—	577
Hedging Collateral Deposits	10,728	—	—	—	10,728
Total	$203,256	$103,068	$—	$(9,206)	$297,118

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$6,863	$—	$—	$(935)	$5,928
Over the Counter Swaps – Gas and Oil	—	3,398	—	(2,732)	666
Over the Counter No Cost Collars – Gas	—	970	—	(751)	219
Foreign Currency Contracts	—	5,627	—	(4,788)	839
Total	$6,863	$9,995	$—	$(9,206)	$7,652
Total Net Assets/(Liabilities)	$196,393	$93,073	$—	$—	$289,466

Recurring Fair Value Measures	At fair value as of September 30, 2019
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$10,521	$—	$—	$—	$10,521
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,055	—	—	(2,055)	—
Over the Counter Swaps – Gas and Oil	—	52,076	—	(1,483)	50,593
Foreign Currency Contracts	—	5	—	(2,052)	(2,047)
Other Investments:
Balanced Equity Mutual Fund	40,660	—	—	—	40,660
Fixed Income Mutual Fund	62,339	—	—	—	62,339
Common Stock – Financial Services Industry	844	—	—	—	844
Hedging Collateral Deposits	6,832	—	—	—	6,832
Total	$123,251	$52,081	$—	$(5,590)	$169,742

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$7,149	$—	$—	$(2,055)	$5,094
Over the Counter Swaps – Gas and Oil	—	1,671	—	(1,483)	188
Foreign Currency Contracts	—	2,344	—	(2,052)	292
Total	$7,149	$4,015	$—	$(5,590)	$5,574
Total Net Assets/(Liabilities)	$116,102	$48,066	$—	$—	$164,168

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At March 31, 2020 and September 30, 2019, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used by NFR (included in the All Other category). Hedging collateral deposits of $10.7 million (at March 31, 2020) and $6.8 million (at September 30, 2019), which were associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at March 31, 2020 and September 30, 2019 consist of natural gas price swap agreements used in the Company’s Exploration and Production segment and in its NFR operations, natural gas no cost collars used in the Company's Exploration and Production segment, crude oil price swap agreements used in the Company’s Exploration and Production segment, basis hedge swap agreements used by NFR and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2020, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

For the quarters ended March 31, 2020 and March 31, 2019, there were no assets or liabilities measured at fair value and classified as Level 3. For the quarters ended March 31, 2020 and March 31, 2019, no transfers in or out of Level 1 or Level 2 occurred.

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

	March 31, 2020		September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,134,964	$1,948,127	$2,133,718	$2,257,085

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At March 31, 2020	At September 30, 2019

Life Insurance Contracts	$41,417	$41,074
Equity Mutual Fund	31,956	40,660
Fixed Income Mutual Fund	63,094	62,339
Marketable Equity Securities	577	844
	$137,044	$144,917

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

Derivative Financial Instruments.  The Company uses derivative financial instruments to manage commodity price risk in the Exploration and Production segment as well as by NFR (included in the All Other category). The Company enters into futures contracts, over-the-counter no cost collars and over-the-counter swap agreements for natural gas and crude oil to manage the price risk associated with forecasted sales of gas and oil. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. These instruments are accounted for as cash flow hedges. The Company also enters into futures contracts and swaps, which are accounted for as cash flow hedges, to manage the price risk associated with forecasted gas purchases. The Company enters into futures contracts and swaps to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in value of natural gas held in storage. These instruments are accounted for as fair value hedges. The duration of the Company’s combined cash flow and fair value commodity hedges does not typically exceed 5 years while the foreign currency forward contracts do not exceed 7 years. The Exploration and Production segment holds the majority of the Company’s derivative financial instruments.

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2020 and September 30, 2019.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Prior to October 1, 2019, gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings rather than as a component of other comprehensive income (loss). During the quarter and six months ended March 31, 2019, the Company recorded $6.7 million and $0.2 million , respectively, of hedging ineffectiveness losses that impacted operating revenue. With the October 1, 2019 adoption of the authoritative guidance that changes the financial reporting of hedging relationships and simplifies the application of hedge accounting, derivative instruments that are designated and qualify as a cash flow hedge will no longer have hedge ineffectiveness or a component excluded from the assessment of the effectiveness.

As of March 31, 2020, the Company had the following commodity derivative contracts (swaps, no cost collars and futures contracts) outstanding:

Commodity	Units
Natural Gas	108.4	Bcf (short positions)
Natural Gas	17.4	Bcf (long positions)
Crude Oil	2,160,000	Bbls (short positions)

As of March 31, 2020, the Company was hedging a total of $86.5 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).

As of March 31, 2020, the Company had $93.1 million ($67.9 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $80.9 million ($59.0 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2020 and 2019 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended March 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
 March 31,

	2020	2019		2020	2019
Commodity Contracts	$81,108	$(27,228)	Operating Revenue	$23,396	$(4,260)
Commodity Contracts	(134)	(54)	Purchased Gas	1,909	(280)
Foreign Currency Contracts	(4,670)	1,282	Operating Revenue	(271)	(199)
Total	$76,304	$(26,000)		$25,034	$(4,739)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2020 and 2019 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Six Months Ended March 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Six Months Ended
 March 31,

	2020	2019		2020	2019
Commodity Contracts	$79,553	$22,825	Operating Revenue	$30,937	$(22,782)
Commodity Contracts	997	(1,333)	Purchased Gas	1,911	(1,182)
Foreign Currency Contracts	(3,751)	(2,102)	Operating Revenue	(462)	(420)
Total	$76,799	$19,390		$32,386	$(24,384)

Fair Value Hedges

The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2020, NFR had fair value hedges covering approximately 22.2 Bcf on its fixed price sales commitments. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2020 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2020 (In Thousands)
Commodity Contracts	Operating Revenues	$(4,994)	$4,994
Commodity Contracts	Purchased Gas	$431	$(431)
		$(4,563)	$4,563

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with fourteen counterparties of which twelve are in a net gain position. On average, the Company had $7.9 million of credit exposure per counterparty in a gain position at March 31, 2020. The maximum credit exposure per counterparty in a gain position at March 31, 2020 was $17.0 million. As of March 31, 2020, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

As of March 31, 2020, eleven of the fourteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At March 31, 2020, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $94.8 million according to the Company’s internal model (discussed in Note 4 — Fair Value Measurements).  At March 31, 2020, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $1.6 million according to the Company's internal model. For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at March 31, 2020.

For its exchange traded futures contracts, the Company was required to post $10.7 million in hedging collateral deposits as of March 31, 2020. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 6 – Income Taxes

The effective tax rates for the quarters ended March 31, 2020 and March 31, 2019 were negative 53.2% and positive 24.7%, respectively. The change in the effective tax rate was primarily the result of recording a valuation allowance against certain deferred tax assets, discussed below. The effective tax rates for the six months ended March 31, 2020 and March 31, 2019 were 139.9% and 21.4%, respectively. The increase in the tax rate is a result of the deferred tax valuation allowance, differences between the book and tax treatment of stock compensation, as well as the elimination of the Enhanced Oil Recovery tax credit in fiscal 2020.

A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. For the quarter ended March 31, 2020, the Company recorded a full valuation allowance against certain state deferred tax assets in the amount of $56.8 million based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was a projected three-year cumulative pre-tax loss primarily due to non-cash impairments of proved natural gas and oil properties due to declining commodity prices. Changes in judgment regarding future realization of these deferred tax assets may result in a reversal of all or a portion of the valuation allowance. The Company will continue to re-assess this position each quarter.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to alternative minimum tax (AMT) credit refunds, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and modifications to the net interest deduction limitation. The Company has filed for the acceleration of the remaining AMT credit refunds (under CARES) of $42.5 million, which has been recorded as a current receivable as of March 31, 2020. In addition, the Company is pursuing certain payroll tax related provisions included in the CARES Act.

Prior to the CARES Act, the 2017 Tax Reform Act repealed the corporate alternative minimum tax and provided that the Company’s existing AMT credit carryovers were refundable, if not utilized to reduce tax, beginning in fiscal 2019. As of September 30, 2018, the Company had $85.0 million of AMT credit carryovers that were expected to be refunded between fiscal 2020 and fiscal 2023, if not previously utilized. The Company received the first installment for $42.5 million of AMT credit refunds related to fiscal 2019 in January 2020.

Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at January 1, 2020	86,552	$86,552	$831,146	$1,320,592	$(56,150)
Net Income (Loss) Available for Common Stock				(106,068)
Dividends Declared on Common Stock ($0.435 Per Share)				(37,654)
Other Comprehensive Income, Net of Tax					37,233
Share-Based Payment Expense (1)			3,876
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	10	10	422
Balance at March 31, 2020	86,562	$86,562	$835,444	$1,176,870	$(18,917)

Balance at October 1, 2019	86,315	$86,315	$832,264	$1,272,601	$(52,155)
Net Income (Loss) Available for Common Stock				(19,477)
Dividends Declared on Common Stock ($0.87 Per Share)				(75,304)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging				(950)
Other Comprehensive Income, Net of Tax					33,238
Share-Based Payment Expense (1)			6,704
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	247	247	(3,524)
Balance at March 31, 2020	86,562	$86,562	$835,444	$1,176,870	$(18,917)

Balance at January 1, 2019	86,271	$86,271	$817,076	$1,172,334	$(28,690)
Net Income Available for Common Stock				90,595
Dividends Declared on Common Stock ($0.425 Per Share)				(36,678)
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects				10,406
Other Comprehensive Loss, Net of Tax					(25,596)
Share-Based Payment Expense (1)			5,038
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	30	30	(277)
Balance at March 31, 2019	86,301	$86,301	$821,837	$1,236,657	$(54,286)

Balance at October 1, 2018	85,957	$85,957	$820,223	$1,098,900	$(67,750)
Net Income Available for Common Stock				193,256
Dividends Declared on Common Stock ($0.85 Per Share)				(73,342)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities				7,437
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects				10,406
Other Comprehensive Income, Net of Tax					13,464
Share-Based Payment Expense (1)			9,955
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	344	344	(8,341)
Balance at March 31, 2019	86,301	$86,301	$821,837	$1,236,657	$(54,286)

(1)
Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the six months ended March 31, 2020, the Company issued 87,135 original issue shares of common stock for restricted stock units that vested and 231,246 original issue shares of common stock for performance shares that vested.  The Company also issued 19,133 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2020.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the six months ended March 31, 2020, 91,269 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.  None of the Company's long-term debt as of March 31, 2020 and September 30, 2019 had a maturity date within the following twelve-month period.

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

At March 31, 2020, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $6.8 million, which includes a $3.7 million estimated minimum liability to remediate a former manufactured gas plant site located in New York.  In March 2018, the NYDEC issued a Record of Decision for this New York site and the minimum liability reflects the remedy selected in the Record of Decision. The Company's liability for such clean-up costs has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at March 31, 2020. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 3 years and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2019 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2019 Form 10-K.  A listing of segment assets at March 31, 2020 and September 30, 2019 is shown in the tables below.

Quarter Ended March 31, 2020 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$155,560	$51,919	$—	$250,556	$458,035	$32,925	$135	$491,095
Intersegment Revenues	$—	$27,326	$35,267	$3,937	$66,530	$79	$(66,609)	$—
Segment Profit: Net Income (Loss)	$(175,275)	$22,087	$19,898	$31,499	$(101,791)	$1,169	$(5,446)	$(106,068)

Six Months Ended March 31, 2020 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$321,499	$100,888	$—	$445,465	$867,852	$67,161	$270	$935,283
Intersegment Revenues	$—	$50,577	$70,055	$5,853	$126,485	$256	$(126,741)	$—
Segment Profit: Net Income (Loss)	$(151,299)	$40,192	$35,842	$58,082	$(17,183)	$1,540	$(3,834)	$(19,477)

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2020	$2,014,520	$1,916,849	$576,589	$2,049,424	$6,557,382	$134,926	$16,351	$6,708,659
At September 30, 2019	$1,972,776	$1,893,514	$547,995	$1,991,338	$6,405,623	$122,241	$(65,707)	$6,462,157

Quarter Ended March 31, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$146,102	$48,421	$2	$298,636	$493,161	$59,328	$55	$552,544
Intersegment Revenues	$—	$23,918	$29,366	$4,394	$57,678	$43	$(57,721)	$—
Segment Profit: Net Income	$21,873	$17,749	$12,690	$35,589	$87,901	$416	$2,278	$90,595

Six Months Ended March 31, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$308,978	$102,639	$2	$518,647	$930,266	$112,416	$109	$1,042,791
Intersegment Revenues	$—	$46,769	$59,056	$7,040	$112,865	$375	$(113,240)	$—
Segment Profit: Net Income	$60,087	$42,851	$26,872	$61,237	$191,047	$499	$1,710	$193,256

Note 10 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2020	2019	2020	2019

Service Cost	$2,330	$2,120	$402	$380
Interest Cost	7,483	9,594	3,228	4,286
Expected Return on Plan Assets	(15,016)	(15,591)	(7,308)	(7,539)
Amortization of Prior Service Cost (Credit)	182	206	(107)	(107)
Amortization of Losses	9,846	8,024	134	1,490
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	5,519	4,786	8,846	6,565

Net Periodic Benefit Cost	$10,344	$9,139	$5,195	$5,075

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2020	2019	2020	2019

Service Cost	$4,659	$4,241	$804	$760
Interest Cost	14,965	19,189	6,457	8,572
Expected Return on Plan Assets	(30,032)	(31,184)	(14,616)	(15,078)
Amortization of Prior Service Cost (Credit)	365	413	(214)	(214)
Amortization of Losses	19,692	16,048	267	2,980
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	7,047	5,604	15,094	10,536

Net Periodic Benefit Cost	$16,696	$14,311	$7,792	$7,556

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

Employer Contributions.    During the six months ended March 31, 2020, the Company contributed $19.3 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.1 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2020, the Company expects its contributions to the Retirement Plan to be in the range of $5.0 million to $10.0 million. In the remainder of 2020, the Company expects its contributions to its VEBA trusts to be in the range of $0.5 million to $1.0 million.

The market turbulence resulting from COVID-19 has not had a significant impact to the plan assets or funded status of the Retirement Plan or VEBA trusts at this time. The Company will continue to monitor the performance of its Retirement Plan and VEBA trusts during the pandemic crisis to determine if funding requirements will need to increase during the remainder of 2020.

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

In New York, on March 13, 2020, the Company agreed to NYPSC Staff’s request that the Company suspend service terminations and disconnections. The Company is anticipating that there will be some level of increase in uncollectible expense depending on the depth and duration of the pandemic crisis. It is uncertain at this point as to whether there would be any regulatory relief for the Utility segment with regard to an increase in costs associated with the pandemic crisis.

Pennsylvania Jurisdiction

Distribution Corporation’s Pennsylvania jurisdiction delivery rates are being charged to customers in accordance with a rate settlement approved by the PaPUC. The rate settlement does not specify any requirement to file a future rate case.

On March 26, 2020, the PaPUC ratified an Emergency Order that established a Service Termination Moratorium intended to continue during the pendency of Governor Wolf’s March 6, 2020 Proclamation of Disaster Emergency associated with COVID-19. Similar to New York, it is uncertain at this point as to whether there would be any regulatory relief with regard to any increase in the Utility’s uncollectible expense.

FERC Jurisdiction

Supply Corporation filed a Section 4 rate case on July 31, 2019 proposing rate increases to be effective September 1, 2019. On February 4, 2020, Supply Corporation and the parties in the case reached a settlement in principle (the Settlement) to resolve the rate case. Supply Corporation’s subsequent motion to put in place Interim Settlement Rates effective February 1, 2020, was approved by FERC’s Chief Administrative Law Judge on February 21, 2020. The Settlement was filed with FERC on March 13, 2020 and on April 20, 2020 the presiding Administrative Law Judge certified the Settlement to FERC for approval. The “black box” settlement provides for new rates (Period 1 and Period 2 Rates). The Period 1 Rates, the Interim Settlement Rates, are estimated to increase Supply Corporation’s revenues on a yearly basis by approximately $35.5 million, assuming current contract levels. After Period 2 Rates are implemented, which will be the later of April 1, 2022, or the in-service of Supply Corporation’s FM-100 Modernization Project, Supply Corporation’s yearly revenues will have increased by an additional approximately $15.0 million. As well, the Settlement provides for increased depreciation rates and the right to track pipeline safety and greenhouse costs that result from future costs incurred for new rules and the PHMSA Mega Rule. Under the terms of the Settlement, Supply Corporation will also undertake certain actions for its customers, including convening regular customer meetings to address system operations. Under the Settlement, no party may make a rate filing for new rates to be effective before February 1, 2024, except that Supply Corporation may file an NGA general Section 4 rate case to change rates if the corporate income tax rate is increased. If no case has been filed, Supply Corporation must file for rates to be effective February 1, 2025.

Empire's 2019 rate settlement requires a Section 4 rate case filing no later than May 1, 2025. Empire has no rate case currently on file.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please note that this overview is a high-level summary of items that are discussed in greater detail in subsequent sections of this report.

The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being utilized for, and benefiting from, the production and transportation of natural gas from the Appalachian basin. Current development activities are focused primarily in the Marcellus and Utica shales. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian basin to markets in Canada and the eastern United States. The Company's efforts in this regard are not limited to affiliated projects. The Company has also been designing and building pipeline projects for the transportation of natural gas for non-affiliated natural gas producers and other customers in the Appalachian basin. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for four business segments. For a discussion of the Company's earnings, refer to the Results of Operations section below.

The Company is closely monitoring developments related to the novel coronavirus (COVID-19) and is taking steps to limit operational impacts and the potential exposure for our workforce and customers. In accordance with government mandates, a significant portion of the Company’s workforce is working remotely from home where possible. Steps have been taken to protect those employees that are required to work in the field as well as the Company’s customers. These steps include increased cleaning and sanitation of equipment and buildings, the use of safety masks, gloves and goggles as appropriate, given the nature of the work being performed and the level of contact with customers and co-workers, and requiring employees to maintain social distancing at work. The extent and duration of the pandemic crisis will determine how significant the additional costs associated with combating COVID-19 will be. In addition to measures to protect our workforce and customers, the Company has also taken proactive steps to ensure business continuity and the safe operation of our businesses. The Company is actively managing our supply chains, contractor work, counterparties and customer service functions and has had no material issues occur to date. The length of the pandemic crisis will also impact other aspects of the Company’s operations, the most significant of which will be the future level of the Company’s revenue stream from all segments of the business as significant numbers of commercial and industrial customers have been forced to shut down operations based on government mandates. The financial strains on businesses and individuals could have a significant impact on their ability to pay their bills, which could lead to a significant increase in uncollectible expense for customer receivables, primarily within the Utility segment. While the federal government has taken steps to alleviate the financial burden on companies and individuals and no discernible impact has been experienced to date, the Company is anticipating that there will be some level of increase in uncollectible expense depending, once again, on the depth and duration of the pandemic crisis. It is uncertain at this point as to whether there would be any regulatory relief for the Utility segment with regard to an increase in costs associated with the pandemic crisis.

One of the steps taken by the federal government to help companies during the pandemic crisis was the passage of the CARES Act on March 27, 2020. The CARES Act, among other things, includes provisions relating to alternative minimum tax (AMT) credit refunds, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and modifications to the net interest deduction limitation. The Company has filed for the acceleration of the remaining AMT credit refunds (under CARES) of $42.5 million, which has been recorded as a current receivable as of March 31, 2020. In addition, the Company is pursuing certain payroll tax related provisions included in the CARES Act and continues to evaluate other elements of the CARES Act for potential adoption by the Company.

From a financing perspective, despite the unsettled nature of financial markets resulting from the pandemic crisis, the Company has been able to meet its short-term borrowing needs through the use of its committed and uncommitted lines of credit. Before the pandemic crisis began, the Company had expected to use cash on hand, cash from operations and short-term debt to meet its capital expenditure needs for fiscal 2020, while issuing long-term debt during fiscal 2020 if needed. The length of the pandemic crisis is expected to reduce capital spending during the second half of fiscal 2020, which would reduce the Company’s needs for borrowings. However, potential increased costs and lower revenue streams as a result of the pandemic crisis could result in an increased need for borrowings during fiscal 2020. In addition, continued turmoil in credit markets, due to the ongoing COVID-19 pandemic or otherwise, may make it difficult for the Company to obtain financing on acceptable terms, or at all, for working capital, capital expenditures and other investments, or to refinance maturing debt.

The current pandemic crisis has seen a continuation of the low natural gas and oil price environment that existed before the pandemic began, with oil prices being much lower than they were before the crisis. Government mandated shut downs have reduced demand for natural gas and oil, contributing to the imbalance between near-term supply and demand that existed prior to the crisis. As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its oil and natural gas properties in the Exploration and Production segment and that book value is subject to a quarterly ceiling test. The Company recorded an impairment under the ceiling test during the quarter ended March 31, 2020 of $177.8 million ($129.3 million after-tax) and it is anticipated that the current low commodity price environment will lead to impairments during the remaining quarters of fiscal 2020 and likely in the first quarter of fiscal 2021 as well. Depending on the magnitude of future impairments, it is possible that the Company’s indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of time. However, this would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section below for a sensitivity analysis concerning commodity price changes.

Given the current low commodity price environment, the Company's Exploration and Production segment moved from a 3-rig development program to a 2-rig development program in the Appalachian region in January 2020, and intends to move to a single-rig development program during the second half of fiscal 2020. While this will result in lower capital spending in this segment, Seneca still anticipates an increase in natural gas production when comparing fiscal 2020 to fiscal 2019.

The Company continues to pursue development projects to expand its Pipeline and Storage segment. The Company is monitoring the impacts of COVID-19 on its supply chains and development projects in this segment. To date, COVID-19 has not had a material impact on the target in-service dates of these development projects. However, the unpredictable extent and duration of the outbreak, and the government imposition of certain significant restrictions associated therewith, could delay receipt of necessary equipment or delay construction. The Company will continue to monitor this rapidly evolving situation and mitigate where possible. One project on Empire’s system, referred to as the Empire North Project, would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line. Project construction is under way. The Empire North Project has a projected in-service date late in the fourth quarter of fiscal 2020 and an estimated cost of approximately $145 million. Another project on Supply Corporation’s system, referred to as the FM100 Project, will upgrade a 1950’s era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity on Supply Corporation’s system in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County, Pennsylvania to the Transcontinental Gas Pipe Line Company, LLC system at Leidy, Pennsylvania. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. These and other projects are discussed in more detail in the Capital Resources and Liquidity section that follows.

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

From a rate perspective, Supply Corporation filed a Section 4 rate case on July 31, 2019. The new rates became effective on February 1, 2020 under a proposed settlement, subject to refund. This increased earnings in the quarter ended March 31, 2020 by $3.8 million. For further discussion of Supply Corporation's rate matters, refer to the Rate and Regulatory Matters section below.

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

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  The book value of the oil and gas properties exceeded the ceiling at March 31, 2020, resulting in an impairment charge of $177.8 million ($129.3 million after-tax). The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2020, based on posted Midway Sunset prices, was $58.92 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2020, based on the quoted Henry Hub spot price for natural gas, was $2.30 per MMBtu.  (Note – because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for the twelve months ended March 31, 2020. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.) The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the additional impairment that the Company would have recorded at March 31, 2020 if natural gas prices were $0.25 per MMBtu lower than the average prices used at March 31, 2020, the additional impairment that the Company would have recorded at March 31, 2020 if crude oil prices were $5 per Bbl lower than the average prices used at March 31, 2020, and the additional impairment that the Company would have recorded at March 31, 2020 if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at March 31, 2020 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices
Calculated Impairment under Sensitivity Analysis	$364.7	$168.5	$404.0
Actual Impairment Recorded at March 31, 2020	129.3	129.3	129.3
Additional Impairment	$235.4	$39.2	$274.7

Looking ahead, the first day of the month Midway Sunset price for crude oil in April 2020 was $18.62 per Bbl. The first day of the month Henry Hub spot price for natural gas in April 2020 was $1.69 per MMBtu. Given these April prices, the potential that prices could stay at this level in future months, and the expected loss of higher gas and oil prices from the 12-month average that will be used in the ceiling test at June 30, 2020 and September 30, 2020, the Company expects to experience ceiling test impairments in each of these quarters. For a more complete discussion of the full cost method of accounting, refer to "Oil and Gas Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2019 Form 10-K.

RESULTS OF OPERATIONS

Earnings

The Company recorded a loss of $106.1 million for the quarter ended March 31, 2020 compared to earnings of $90.6 million for the quarter ended March 31, 2019.  The decrease in earnings is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Utility segment and a loss in the Corporate category also contributed to the decrease. Higher earnings in the Gathering segment, Pipeline and Storage segment and All Other category partially offset these decreases.

The Company recorded a loss of $19.5 million for the six months ended March 31, 2020 compared to earnings of $193.3 million for the six months ended March 31, 2019.  The decrease in earnings is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Utility segment and Pipeline and Storage segment, as well as a loss in the Corporate category, also contributed to the decrease. Higher earnings in the Gathering segment and All Other category partially offset these decreases.

The Company's earnings for the quarter and six months ended March 31, 2020 included a non-cash $177.8 million impairment charge ($129.3 million after-tax) recorded during the quarter ended March 31, 2020 for the Exploration and Production segment's oil and gas producing properties, as discussed above. The Company's earnings for the quarter and six months ended March 31, 2020 also included a $56.8 million valuation allowance recorded against certain deferred tax assets. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.  Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Exploration and Production	$(175,275)	$21,873	$(197,148)	$(151,299)	$60,087	$(211,386)
Pipeline and Storage	22,087	17,749	4,338	40,192	42,851	(2,659)
Gathering	19,898	12,690	7,208	35,842	26,872	8,970
Utility	31,499	35,589	(4,090)	58,082	61,237	(3,155)
Total Reportable Segments	(101,791)	87,901	(189,692)	(17,183)	191,047	(208,230)
All Other	1,169	416	753	1,540	499	1,041
Corporate	(5,446)	2,278	(7,724)	(3,834)	1,710	(5,544)
Total Consolidated	$(106,068)	$90,595	$(196,663)	$(19,477)	$193,256	$(212,733)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Gas (after Hedging)	$119,139	$116,962	$2,177	$246,377	$236,712	$9,665
Oil (after Hedging)	35,302	34,418	884	73,142	69,682	3,460
Gas Processing Plant	714	971	(257)	1,402	1,945	(543)
Other	405	(6,249)	6,654	578	639	(61)
	$155,560	$146,102	$9,458	$321,499	$308,978	$12,521

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Gas Production (MMcf)
Appalachia	55,638	44,883	10,755	109,922	90,188	19,734
West Coast	479	487	(8)	966	989	(23)
Total Production	56,117	45,370	10,747	110,888	91,177	19,711

Oil Production (Mbbl)
Appalachia	1	1	—	2	2	—
West Coast	605	563	42	1,206	1,134	72
Total Production	606	564	42	1,208	1,136	72

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$1.77	$2.65	$(0.88)	$1.97	$2.79	$(0.82)
West Coast	$4.34	$6.06	$(1.72)	$4.67	$6.40	$(1.73)
Weighted Average	$1.80	$2.69	$(0.89)	$1.99	$2.83	$(0.84)
Weighted Average After Hedging	$2.12	$2.58	$(0.46)	$2.22	$2.60	$(0.38)

Average Oil Price/Bbl
Appalachia	$55.90	$47.54	$8.36	$55.48	$55.93	$(0.45)
West Coast	$49.91	$61.85	$(11.94)	$56.25	$63.79	$(7.54)
Weighted Average	$49.92	$61.82	$(11.90)	$56.25	$63.78	$(7.53)
Weighted Average After Hedging	$58.23	$61.01	$(2.78)	$60.57	$61.36	$(0.79)

2020 Compared with 2019

Operating revenues for the Exploration and Production segment increased $9.5 million for the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019. Gas production revenue after hedging increased $2.2 million due to a 10.7 Bcf increase in gas production, which was largely offset by the impact of a $0.46 per Mcf decrease in the weighted average price of gas after hedging. The increase in gas production was largely due to new Marcellus and Utica wells completed and connected to sales in the Western and Eastern Development Areas in the Appalachian region during the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019. Oil production revenue after hedging increased $0.9 million due to a 42 Mbbl increase in oil production, which was largely offset by the impact of a $2.78 per Bbl decrease in the weighted average price of oil after hedging. The increase in oil production revenue was largely due to higher production in the West Coast region. In addition, other revenue increased $6.7 million primarily due to mark-to-market adjustments related to hedge ineffectiveness on oil hedges recorded in the prior year quarter.

Operating revenues for the Exploration and Production segment increased $12.5 million for the six months ended March 31, 2020 as compared with the six months ended March 31, 2019.  Gas production revenue after hedging increased $9.7 million due to a 19.7 Bcf increase in gas production which was largely offset by the impact of a $0.38 per Mcf decrease in the weighted average price of gas after hedging. The increase in gas production was primarily due to new Marcellus and Utica wells completed and connected to sales in the Western and Eastern Development Areas in the Appalachian region during the six months ended March 31, 2020 as compared with the six months ended March 31, 2019. Oil production revenue after hedging increased $3.5 million due to a 72 Mbbl increase in oil production, which was offset by the impact of a $0.79 per Bbl decrease in the weighted average price of oil after hedging. The increase in oil production was largely due to higher production in the West Coast region.

The Exploration and Production segment's loss for the quarter ended March 31, 2020 was $175.3 million, a decrease of $197.2 million when compared with earnings of $21.9 million for the quarter ended March 31, 2019.  The loss can be attributed to an impairment of oil and gas properties ($129.3 million), as discussed above, recognition of a deferred tax valuation allowance ($60.5 million), lower natural gas prices after hedging ($20.2 million), lower oil prices after hedging ($1.3 million), higher depletion expense ($7.3 million), an increase in lease operating and transportation expenses ($4.6 million) and a higher effective income tax rate ($1.6 million). Regarding the deferred tax valuation allowance, a valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. During the quarter ended March 31, 2020, the Company recorded a full valuation allowance in the amount of $60.5 million in the Exploration and Production segment against certain state deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was a projected three-year cumulative pre-tax loss primarily due to non-cash impairments of proved natural gas and oil properties due to declining commodity prices. Changes in judgment regarding future realization of these deferred tax assets may result in a reversal of all or a portion of the valuation allowance. The Company will continue to re-assess this position each quarter. The increase in lease operating and transportation expenses was primarily the result of increased gathering and transportation costs in the Appalachian region due to increased production. A higher effective tax rate was largely driven by the prior year impact of the Enhanced Oil Recovery tax credit which is not available in the current year. These were partially offset by higher natural gas production ($21.9 million), higher oil production ($2.0 million) and the impact of mark-to-market adjustments related to oil hedge ineffectiveness recorded in the prior year quarter ($5.3 million).

The Exploration and Production segment's loss for the six months ended March 31, 2020 was $151.3 million, a decrease of $211.4 million when compared with earnings of $60.1 million for the six months ended March 31, 2019.  The loss was primarily attributable to an impairment of oil and gas properties ($129.3 million), as discussed above, recognition of a deferred tax valuation allowance ($60.5 million) also discussed above, lower natural gas prices after hedging ($32.8 million), lower oil prices after hedging ($0.8 million), higher lease operating and transportation expenses ($11.1 million), higher other operating expenses ($1.0 million), higher depletion expense ($14.8 million), a higher effective tax rate ($3.0 million) and the impact of a remeasurement of the segment's accumulated deferred income taxes in the prior quarter that did not recur in fiscal 2020 ($1.0 million). The increase in lease operating and transportation expenses was primarily the result of increased gathering and transportation costs in the Appalachian region due to increased production. The increase in other operating expenses was largely due to an increase in the purchased gas emissions credit in the West Coast region and higher personnel costs. The increase in depletion expense was primarily due to an increase in production, as well as a higher depletion rate. A higher effective tax rate was largely driven by the prior year impact of the Enhanced Oil Recovery tax credit which is not available in the current year. These were partially offset by higher natural gas production ($40.4 million) and higher oil production ($3.5 million).

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Firm Transportation	$58,240	$51,864	$6,376	$111,431	$107,579	$3,852
Interruptible Transportation	214	375	(161)	475	796	(321)
	58,454	52,239	6,215	111,906	108,375	3,531
Firm Storage Service	20,523	19,360	1,163	38,944	38,288	656
Interruptible Storage Service	1	—	1	6	1	5
Other	267	740	(473)	609	2,744	(2,135)
	$79,245	$72,339	$6,906	$151,465	$149,408	$2,057

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Firm Transportation	195,799	199,620	(3,821)	404,447	391,523	12,924
Interruptible Transportation	531	750	(219)	1,244	1,665	(421)
	196,330	200,370	(4,040)	405,691	393,188	12,503

2020 Compared with 2019

Operating revenues for the Pipeline and Storage segment increased $6.9 million for the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019.  The increase in operating revenues was primarily due to an increase in transportation revenues of $6.2 million and an increase in storage revenues of $1.2 million. The increase in transportation and storage revenues was primarily attributable to an increase in Supply Corporation's transportation and storage rates effective February 1, 2020 in accordance with Supply Corporation's rate case settlement in principle. The settlement remains subject to FERC approval. New demand charges for transportation service from Supply Corporation's Line N to Monaca Project, which was placed in service on November 1, 2019, also contributed to the increase in transportation revenues. The increase in storage revenues was partially offset by a decline in demand charges for Supply Corporation's storage service as a result of the termination of a temporary contract that was acquired in relation to the fiscal 2018 acquisition of the remaining interest in a jointly owned storage field.

Operating revenues for the Pipeline and Storage segment increased $2.1 million for the six months ended March 31, 2020 as compared with the six months ended March 31, 2019.  The increase in operating revenues was primarily due to an increase in transportation revenues of $3.5 million combined with an increase in storage revenues of $0.7 million, partially offset by a decrease in other revenues of $2.1 million. The increase in transportation and storage revenues was primarily due to an increase in Supply Corporation's transportation and storage rates effective February 1, 2020 related to the rate case settlement in principle mentioned above. Transportation revenues also increased due to an increase in Empire's transportation rates effective January 1, 2019 in accordance with Empire's rate case settlement, which was approved by the FERC on May 3, 2019, combined with an increase in demand charges for transportation service from Supply Corporation's Line N to Monaca Project, partially offset by a decrease in transportation revenues attributable to an Empire system transportation contract termination in December 2018. The increase in storage revenues due to the increase in Supply Corporation's rates from the rate case settlement in principle was partially offset by a decline in demand charges from Supply Corporation's storage service as a result of the termination of a temporary contract that was acquired in relation to the fiscal 2018 acquisition of the remaining interest in a jointly owned storage field. The decrease in other revenues was primarily due to proceeds received by Supply Corporation in the first quarter of fiscal 2019 related to a contract termination as a result of a shipper's bankruptcy that did not recur during fiscal 2020.

Transportation volume for the quarter ended March 31, 2020 decreased by 4.0 Bcf from the prior year's quarter, primarily a reflection of weather that was warmer than the prior year. For the six months ended March 31, 2020, transportation volume increased by 12.5 Bcf from the prior year's six-month period ended March 31, 2019. The increase in transportation volume for the six-month period primarily reflects an increase in capacity utilization by certain contract shippers, partially offset by a decrease in volume from warmer weather. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2020 were $22.1 million, an increase of $4.4 million when compared with earnings of $17.7 million for the quarter ended March 31, 2019. The increase in earnings was primarily due to the earnings impact of higher operating revenues of $5.5 million, as discussed above, combined with a decrease in operating expenses ($0.7 million). The decrease in operating expenses primarily reflects lower compressor and facility maintenance costs, partially offset by an increase in pipeline integrity costs. These earnings increases were partially offset by an increase in depreciation expense ($1.6 million) due to an increase in Supply Corporation's depreciation rates associated with its rate case settlement in principle mentioned above.

The Pipeline and Storage segment’s earnings for the six months ended March 31, 2020 were $40.2 million, a decrease of $2.7 million when compared with earnings of $42.9 million for the six months ended March 31, 2019. The decrease in earnings was primarily due to higher depreciation expense ($2.0 million), higher property taxes ($1.2 million), and higher income tax expense ($2.5 million), as well as a decrease in other income ($0.9 million). The increase in depreciation expense was due to an increase in Supply Corporation's depreciation rates associated with its rate case settlement in principle. The increase in property taxes was due to the scheduled phase-out of tax incentives in certain jurisdictions along the Empire system, as well as higher town, county and school taxes due to an increase in assessed values from new projects placed in service. Income tax expense was higher due to permanent differences related to stock compensation activity. The decrease in other income was primarily due to higher non-service pension and post-retirement benefit costs in the current six-month period compared to non-service pension and post-retirement income in the six months ended March 31, 2019, partially offset by an increase in allowance for funds used during construction (equity component) related to the construction of the Empire North project. These earnings decreases were partially offset by the earnings impact of higher operating revenues ($1.6 million), as discussed above, and a decrease in operating expenses ($1.3 million). The decrease in operating expenses was primarily due to lower compressor and facility maintenance costs as well as a decrease in personnel and compensation costs, partially offset by an increase in pipeline integrity costs.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Gathering Revenues	$35,267	$29,366	$5,901	$70,055	$59,056	$10,999
Processing and Other Revenues	—	2	(2)	—	2	(2)
	$35,267	$29,368	$5,899	$70,055	$59,058	$10,997

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Gathered Volume - (MMcf)	65,134	54,157	10,977	129,526	108,845	20,681

2020 Compared with 2019

Operating revenues for the Gathering segment increased $5.9 million for the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019. The increase was primarily due to an 11.0 Bcf net increase in gathered volume resulting from a 6.5 Bcf, 4.4 Bcf and 1.2 Bcf increase in volume on Midstream Company's Trout Run, Clermont and Wellsboro gathering systems, respectively, offset by a 1.1 Bcf decline in volume on its Covington gathering system. The net increase in gathered volume can be attributed to the increase in Seneca's gross natural gas production in the Appalachian region.

Operating revenues for the Gathering segment increased $11.0 million for the six months ended March 31, 2020 as compared with the six months ended March 31, 2019. This increase was primarily due to a 20.7 Bcf net increase in gathered volume resulting from a 10.5 Bcf, 7.8 Bcf and 5.1 Bcf increase in gathered volume on its Trout Run, Clermont and Wellsboro gathering systems, respectively. These increases were partially offset by a 2.7 Bcf decrease in gathered volume on the Covington gathering system. The 20.7 Bcf net increase in gathered volume can be attributed to the net increase in Seneca's natural gas production for the six months ended March 31, 2020 compared to the six months ended March 31, 2019.

The Gathering segment’s earnings for the quarter ended March 31, 2020 were $19.9 million, an increase of $7.2 million when compared with earnings of $12.7 million for the quarter ended March 31, 2019.  The increase in earnings was mainly due to the higher gathering revenues discussed above ($4.7 million) and the positive earnings impact ($3.8 million) as a result of the Gathering segment's recognition of an income tax benefit that was recorded as an offset to the valuation allowance described above in the Exploration and Production segment. This offset is a result of the Gathering and Exploration and Production segments’ subsidiaries filing a combined state tax return. Taxable income generated in the Gathering segment is used to offset taxable losses in the Exploration and Production segment, which provided the opportunity to reduce the valuation allowance recorded in the Exploration and Production segment. These increases to earnings were partially offset by higher operating expenses ($0.8 million) and higher depreciation expense ($0.5 million). The increase in operating expenses was due largely to increased preventative maintenance and overhaul activities at Covington and Trout Run compressor stations during the quarter ended March 31, 2020. The increase in depreciation expense was due to an increase in the average gross property, plant and equipment assets in service as compared to the prior year.

The Gathering segment’s earnings for the six months ended March 31, 2020 were $35.8 million, an increase of $8.9 million when compared with earnings of $26.9 million for the six months ended March 31, 2019.  The increase in earnings was mainly due to the impact of higher gathering revenues discussed above ($8.7 million) and lower interest expense ($0.3 million). Additionally, the Gathering segment's earnings were positively impacted ($3.8 million) as a result of the Gathering segment's recognition of an income tax benefit that was recorded as an offset to the valuation allowance established in the Exploration and Production segment, as discussed above. These earnings increases were partially offset by higher operating expenses ($2.0 million), higher depreciation expense ($0.8 million), higher income tax expense ($0.2 million) and the impact of a nonrecurring income tax benefit recorded in the prior year quarter to adjust the remeasurement of deferred income taxes resulting from the 2017 Tax Reform Act ($0.5 million). The increase in operating expenses was largely due to the completion of compressor unit overhauls on Covington and Trout Run gathering system compressor stations during the current year. The increase in depreciation expense was due to higher plant balances at the Trout Run, Clermont and Wellsboro gathering systems.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Retail Sales Revenues:
Residential	$187,932	$228,061	$(40,129)	$333,547	$393,394	$(59,847)
Commercial	26,213	32,682	(6,469)	45,874	55,424	(9,550)
Industrial	1,162	1,867	(705)	2,429	3,360	(931)
	215,307	262,610	(47,303)	381,850	452,178	(70,328)
Transportation	42,710	46,383	(3,673)	76,316	82,333	(6,017)
Other	(3,524)	(5,963)	2,439	(6,848)	(8,824)	1,976
	$254,493	$303,030	$(48,537)	$451,318	$525,687	$(74,369)

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Retail Sales:
Residential	26,155	30,906	(4,751)	45,631	50,686	(5,055)
Commercial	4,033	4,712	(679)	6,846	7,558	(712)
Industrial	183	284	(101)	400	488	(88)
	30,371	35,902	(5,531)	52,877	58,732	(5,855)
Transportation	25,157	28,928	(3,771)	45,712	51,198	(5,486)
	55,528	64,830	(9,302)	98,589	109,930	(11,341)

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2020	2019	Normal(1)	Prior Year(1)
Buffalo, NY	3,326	2,738	3,372	(17.7)%	(18.8)%
Erie, PA	3,142	2,555	3,096	(18.7)%	(17.5)%
Six Months Ended March 31,
Buffalo, NY	5,579	4,970	5,697	(10.9)%	(12.8)%
Erie, PA	5,186	4,461	5,126	(14.0)%	(13.0)%

(1)	Percents compare actual 2020 degree days to normal degree days and actual 2020 degree days to actual 2019 degree days.

2020 Compared with 2019

Operating revenues for the Utility segment decreased $48.5 million for the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019.  The decrease primarily resulted from a $47.3 million decrease in retail gas sales revenue and a $3.7 million decrease in transportation revenues. The reduction in retail gas sales revenue was largely due to a decrease in the cost of gas sold (per Mcf) coupled with lower throughput due to warmer weather. The decline in transportation revenues was primarily due to a 3.8 Bcf decrease in transportation throughput due to warmer weather and the migration of residential transportation customers to retail. These decreases were partially offset by a $2.4 million increase in other revenues, largely due to a smaller estimated refund provision recorded during the quarter ended March 31, 2020 for the current income tax benefits resulting from the 2017 Tax Reform Act ($1.7 million) and the impact of regulatory adjustments ($0.9 million).

Operating revenues for the Utility segment decreased $74.4 million for the six months ended March 31, 2020 as compared with the six months ended March 31, 2019.  The decrease largely resulted from a $70.3 million decrease in retail gas sales revenue and a $6.0 million decrease in transportation revenues. The reduction in retail gas sales revenue was largely a result of a decrease in the cost of gas sold (per Mcf) coupled with lower throughput due to warmer weather. The decline in transportation revenues was primarily due to a 5.5 Bcf decrease in throughput due to warmer weather and the migration of residential transportation customers to retail. These decreases were partially offset by a $2.0 million increase in other revenues. The increase in other revenues was largely due to a smaller estimated refund provision recorded during the six months ended March 31, 2020 for the current income tax benefits resulting from the 2017 Tax Reform Act ($1.8 million).

The Utility segment’s earnings for the quarter ended March 31, 2020 were $31.5 million, a decrease of $4.1 million when compared with earnings of $35.6 million for the quarter ended March 31, 2019. The decrease in earnings was largely attributable to the impact of lower usage and weather on customer margins ($3.8 million) and higher operating expenses ($2.9 million), which were largely a result of higher personnel costs and a slightly higher accrual for bad debt expense. Bad debt expense may increase more significantly in future quarters depending on the extent and duration of the pandemic crisis. These decreases were slightly offset by the positive earnings impact related to a system modernization tracker ($1.7 million) and the impact of regulatory true-up adjustments ($0.6 million).

The impact of weather variations on earnings in the Utility segment's New York rate jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, the periods of colder than normal weather, the WNC benefits the Utility segment's New York customers. For the quarter ended March 31, 2020, the WNC increased earnings by approximately $3.7 million, as the weather was warmer than normal. For the quarter ended March 31, 2019, the WNC increased earnings by approximately $0.1 million, as the weather was warmer than normal.

The Utility segment’s earnings for the six months ended March 31, 2020 were $58.1 million, a decrease of $3.1 million when compared with earnings of $61.2 million for the six months ended March 31, 2019. The decrease in earnings was largely attributable to the impacts of lower usage and weather on customer margins ($3.7 million) and higher operating expenses ($2.7 million), which were largely a result of higher personnel costs and a slightly higher accrual for bad debt expense, as discussed above. These decreases were slightly offset by the positive earnings impact related to the system modernization tracker ($2.0 million) and the impact of regulatory true-up adjustments ($1.6 million).

For the six months ended March 31, 2020, the WNC increased earnings by approximately $3.6 million, as the weather was warmer than normal. For the six months ended March 31, 2019, the WNC decreased earnings by approximately $0.7 million, as the weather was colder than normal.

Corporate and All Other

2020 Compared with 2019

Corporate and All Other operations had a loss of $4.3 million for the quarter ended March 31, 2020, a decrease of $7.0 million when compared with earnings of $2.7 million for the quarter ended March 31, 2019. The decrease in earnings was primarily attributable to unrealized losses on investments in equity securities recorded during the quarter ended March 31, 2020, compared to unrealized gains recorded during the quarter ended March 31, 2019 ($7.3 million) coupled with higher interest expense ($0.6 million). These negative drivers of earnings were partially offset by the impact of higher energy marking margins ($0.6 million) and lower operating expenses ($0.4 million).

For the six months ended March 31, 2020, Corporate and All Other operations had a loss of $2.3 million, a decrease of $4.5 million when compared with earnings of $2.2 million for the six months ended March 31, 2019. The decrease in earnings was primarily attributable to the impact of the prior year remeasurement of deferred income taxes under the 2017 Tax Reform Act that lowered income tax expense for the six months ended March 31, 2019 ($3.5 million), coupled with higher unrealized losses on investments in equity securities recorded during the six months ended March 31, 2020 ($3.1 million) and higher interest expense ($0.7 million). These negative drivers of earnings were partially offset by the impact of higher other income ($1.0 million) that was driven largely by an increase in realized gains on investments in equity securities sold in the current year, higher energy marketing margins ($0.9 million) and lower operating expenses ($0.7 million).

Interest Expense on Long-Term Debt

Interest on long-term debt was relatively flat for both the quarter and six months ended March 31, 2020, as compared to the quarter and six months ended March 31, 2019. No new additional debt was issued or repaid during the quarters ended March 31, 2020 and March 31, 2019. In addition, amortization of debt premiums discount and expense and capitalized interest remained comparable year over year.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month period ended March 31, 2020 consisted of cash provided by operating activities and net proceeds from short-term borrowings. The Company's primary source of cash during the six-month period ended March 31, 2019 consisted of cash provided by operating activities.

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

Net cash provided by operating activities totaled $391.0 million for the six months ended March 31, 2020, an increase of $50.2 million compared with $340.8 million provided by operating activities for the six months ended March 31, 2019. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Utility segment and Corporate and All Other categories. The increase in the Utility segment was primarily due to the timing of gas cost recovery and the timing of receivable collections. The increase in the Corporate and All Other categories was primarily due to the impact of the 2017 Tax Reform Act that repealed the corporate alternative minimum tax and provided that the Company's existing AMT credit carryovers were refundable, if not utilized to reduce tax. The first installment of AMT credit refunds were received in January 2020.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $373.9 million during the six months ended March 31, 2020 and $372.7 million during the six months ended March 31, 2019.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2020		2019		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$229.3	(1)	$262.8	(2)	$(33.5)
Pipeline and Storage:
Capital Expenditures	82.7	(1)	52.6	(2)	30.1
Gathering:
Capital Expenditures	24.9	(1)	21.5	(2)	3.4
Utility:
Capital Expenditures	36.6	(1)	35.7	(2)	0.9
All Other:
Capital Expenditures	0.4		0.1		0.3
	$373.9		$372.7		$1.2

(1)
At March 31, 2020, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $41.2 million, $9.7 million, $4.4 million and $4.2 million, respectively, of non-cash capital expenditures. At September 30, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $38.0 million, $23.8 million, $6.6 million and $12.7 million, respectively, of non-cash capital expenditures.

(2)
At March 31, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $53.4 million, $10.7 million, $7.4 million and $3.4 million, respectively, of non-cash capital expenditures.  At September 30, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $51.3 million, $21.9 million, $6.1 million and $9.5 million, respectively, of non-cash capital expenditures.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2020 were primarily well drilling and completion expenditures and included approximately $207.1 million for the Appalachian region (including $73.9 million in the Marcellus Shale area and $126.4 million in the Utica Shale area) and $22.2 million for the West Coast region.  These amounts included approximately $144.2 million spent to develop proved undeveloped reserves.

The Exploration and Production segment capital expenditures for the six months ended March 31, 2019 were primarily well drilling and completion expenditures and included approximately $247.6 million for the Appalachian region (including $111.8 million in the Marcellus Shale area and $125.9 million in the Utica Shale area) and $15.2 million for the West Coast region.  These amounts included approximately $144.7 million spent to develop proved undeveloped reserves.

Pipeline and Storage

The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2020 were primarily for expenditures related to Empire's Empire North Project ($45.5 million), and also included $3.4 million of expenditures related to Supply Corporation's Line N to Monaca Project. Both projects are discussed below. In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2020 included additions, improvements and replacements to this segment’s transmission and gas storage systems. The Pipeline and Storage capital expenditures for the six months ended March 31, 2019 were primarily for additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2019 included expenditures related to Supply Corporation's Line N to Monaca Project ($4.1 million) and Empire's Empire North Project ($3.7 million).

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

Supply Corporation completed a project to provide incremental natural gas transportation services from Line N to the ethane cracker facility being constructed by Shell Chemical Appalachia, LLC in Potter Township, Pennsylvania ("Line N to Monaca Project"), with transportation service beginning on November 1, 2019.  This project involved construction of a 4.5 mile pipeline extension from Line N to the facility and has resulted in Supply Corporation securing incremental firm transportation capacity commitments totaling 133,000 Dth per day on Line N and on the pipeline extension to the facility.  Supply Corporation was authorized to pursue the project by FERC under its blanket certificate as of May 30, 2018. As of March 31, 2020, approximately $22.2 million has been spent on the Line N to Monaca Project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2020.

Empire concluded an Open Season on November 18, 2015, and has designed a project that would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line (“Empire North Project”). This project is fully subscribed under long term agreements and received the FERC Section 7(c) certificate on March 7, 2019. Project construction is under way. The Empire North Project has a projected in-service date late in the fourth quarter of fiscal 2020 and an estimated capital cost of approximately $145 million. As of March 31, 2020, approximately $90.9 million has been capitalized as Construction Work in Progress for this project, including $19.9 million of costs transferred from the Northern Access Project, which is discussed below.

Supply Corporation has developed its FM100 Project, which will upgrade a 1950's era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. A precedent agreement has been executed by Supply Corporation and Transco whereby this additional capacity is expected to be leased by Transco and become part of a Transco expansion project ("Leidy South") that will create incremental transportation capacity to Transco Zone 6 markets. Seneca is the anchor shipper on Leidy South, providing Seneca with an outlet to premium markets for its Marcellus and Utica production from both the Clermont-Rich Valley (Western Development Area) and Trout Run-Gamble (Eastern Development Area – Lycoming County) areas. Supply Corporation filed a Section 7(c) application with the FERC in July 2019. On February 7, 2020, the FERC issued the Environmental Assessment for the project. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. As of March 31, 2020, approximately $7.2 million has been spent on the FM100 Project, including $5.6 million spent to study the project that is included in Deferred Charges on the Consolidated Balance Sheet. The remaining $1.6 million spent on the project has been capitalized as Construction Work in Progress.

Supply Corporation and Empire have developed a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). The United States Court of Appeals for the Second Circuit (the “Second Circuit Court of Appeals”) held in the Company’s favor in its appeal of this decision, vacating the NYDEC denial and remanding to the NYDEC. The NYDEC subsequently issued a second denial, which the Company has appealed to the Second Circuit Court of Appeals. The court has held this appeal in abeyance pending the outcome of the FERC waiver appeal, described below. While the Company’s initial appeal was pending before the Second Circuit Court of Appeals, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order, and

FERC's decisions have been appealed and are pending in a separate action before the Second Circuit Court of Appeals. In addition, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company remains committed to the project. In light of these pending legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. The Company will update the $500 million preliminary cost estimate when there is further clarity on that date. As of March 31, 2020, approximately $58.0 million has been spent on the Northern Access project, including $23.5 million that has been spent to study the project, for which no reserve has been established. The remaining $34.5 million spent on the project has been capitalized as Construction Work in Progress.

Gathering

The majority of the Gathering segment capital expenditures for the six months ended March 31, 2020 were for the continued expansion of Midstream Company’s Trout Run, Clermont, and Wellsboro gathering systems, as discussed below. Midstream Company spent $12.0 million, $6.9 million and $6.0 million, respectively, during the six months ended March 31, 2020 on the development of the Trout Run, Clermont and Wellsboro gathering systems. These expenditures were largely attributable to new gathering pipelines and the continued development of centralized station facilities, including increased compression horsepower at the Trout Run gathering system, the first phase of compression at the Wellsboro gathering system, and additional dehydration at the Clermont gathering system.

The majority of the Gathering segment capital expenditures for the six months ended March 31, 2019 were for the continued expansion of the Trout Run, Clermont and Wellsboro gathering systems. Midstream Company spent $6.2 million, $5.5 million and $8.6 million, respectively, during the six months ended March 31, 2019 on the development of the Trout Run, Clermont and Wellsboro gathering systems.

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

Utility

The majority of the Utility segment capital expenditures for the six months ended March 31, 2020 and March 31, 2019 were made for main and service line improvements and replacements, as well as main extensions.

Project Funding

Over the past two years, the Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment and Utility segment capital expenditures, with cash from operations and short-term debt, as well as with proceeds received from the sale of oil and gas assets. Before the pandemic crisis began, the Company had expected to use cash on hand, cash from operations and short-term debt to meet its capital expenditure needs for fiscal 2020, while possibly issuing long-term debt during fiscal 2020 if needed. The length of the pandemic crisis could reduce capital spending during the second half of fiscal 2020, which would reduce the Company's needs for borrowings. However, potential increased costs and lower revenue streams as a result of the pandemic crisis could result in an increased need for borrowings during fiscal 2020. In addition, continued turmoil in credit markets, due to the ongoing COVID-19 pandemic or otherwise, may make it difficult for the Company to obtain financing on acceptable terms or at all for working capital, capital expenditures and other investments, or to refinance maturing debt.

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

Financing Cash Flow

Consolidated short-term debt increased $174.8 million when comparing the balance sheet at March 31, 2020 to the balance sheet at September 30, 2019. The maximum amount of short-term debt outstanding during the six months ended March 31, 2020 was $250.0 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. During the quarter ended March 31, 2020, the Company issued, under its Credit Agreement (as defined below) and uncommitted lines of credit, short-term notes payable to banks in the amount of $230.0 million. The notes were issued to replace commercial paper borrowings that matured during the quarter and for temporary financing requirements as discussed above. Given the effects on credit markets of COVID-19, access to commercial paper markets became challenging and more expensive beginning in March 2020. As a result, the Company elected to draw on its committed credit facility and uncommitted lines of credit as alternative sources of short-term capital. At March 31, 2020, the Company had outstanding short-term notes payable to banks of $230.0 million. Of this amount, $200.0 million was issued under the Credit Agreement. The Company had no commercial paper outstanding at March 31, 2020.

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

The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $250 million. During the quarter, the Company recorded an after-tax ceiling test impairment of $129.3 million. As a result at March 31, 2020, $64.6 million was added back to the Company's total capitalization for purposes of the facility, and the Company’s debt to capitalization ratio, as calculated under the facility, was .52. The constraints specified in the Credit Agreement would have permitted an additional $1.61 billion in short-term and/or long-term debt to be outstanding at March 31, 2020 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.

During the quarter ended March 31, 2020, the Company was downgraded by S&P to a rating of BBB- with a negative outlook. Combined with current ratings from other credit rating agencies, the downgrade increased the Company's short-term borrowing costs under its Credit Agreement. A further downgrade in the Company’s credit ratings could increase borrowing costs, negatively impact the availability of capital from banks, commercial paper purchasers and other sources, and require the Company's subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. If the Company is not able to maintain investment-grade credit ratings, it may not be able to access commercial paper markets. However, the Company expects that it could borrow under its credit facilities or rely upon other liquidity sources, including cash provided by operations.

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

None of the Company's long-term debt as of March 31, 2020 and September 30, 2019 had a maturity date within the following twelve-month period.

The Company’s embedded cost of long-term debt was 4.69% at both March 31, 2020 and March 31, 2019.

The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company’s existing indenture covenants at March 31, 2020, the Company would have been permitted to issue up to a maximum of $719 million in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. However, factors that reduce the Company's operating income and/or consolidated assets, including impairments (i.e. write-downs) of the Company's oil and natural gas properties, could contribute to the Company's inability to meet interest coverage or debt-to-assets indenture covenants, which would restrict the Company's ability to issue long-term debt. In light of impairments of oil and natural gas properties recognized or expected in fiscal 2020 and likely in the first quarter of fiscal 2021, the Company anticipates that it may be precluded from issuing incremental long-term debt for a period of time beginning in fiscal 2021. The covenants would not preclude the Company from issuing long-term debt to replace maturing long-term debt, including the Company's 4.90% notes, in the principal amount of $500 million, maturing in December 2021. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.

The Company’s 1974 indenture pursuant to which $99.0 million (or 4.6%) of the Company’s long-term debt (as of March 31, 2020) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

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

During the six months ended March 31, 2020, the Company contributed $19.3 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.1 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2020, the Company expects its contributions to the Retirement Plan to be in the range of $5.0 million to $10.0 million. In the remainder of 2020, the Company expects its contributions to its VEBA trusts to be in the range of $0.5 million to $1.0 million.

The market turbulence resulting from COVID-19 has not had a significant impact to the plan assets or funded status of the Retirement Plan or VEBA trusts at this time. The Company will continue to monitor the performance of its Retirement Plan and VEBA trusts during the pandemic crisis to determine if funding requirements will need to increase during the remainder of 2020.

The Company, in its Exploration and Production segment, has entered into a $76.2 million contractual obligation related to hydraulic fracturing and other completion services during the quarter ended March 31, 2020. This contractual commitment extends through May 31, 2021.

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

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2020, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

The Company uses various derivative financial instruments as part of the Company’s overall energy commodity price risk management strategy in its Exploration and Production segment and its NFR operations (included in the All Other category). During the quarter ended March 31, 2020, the Company began using no cost collars in its Exploration and Production segment to manage the price risk associated with forecasted sales of gas. The no cost collars are not held for trading purposes.

The following table discloses the notional quantities, the weighted average ceiling price and the weighted average floor price for the no cost collars used by the Company to manage natural gas price risk. The no cost collars provide for the Company to receive monthly payments from (or make payments to) other parties when a variable price falls below an established floor price (the Company receives payment from the counterparty) or exceeds an established ceiling price (the Company pays the counterparty). At March 31, 2020, the Company had not entered into any natural gas no cost collars extending beyond 2022.

No Cost Collars
	Expected Maturity Date
	2021	2022	Total

Natural Gas
Notional Quantities (Equivalent Bcf)	13.8	1.2	15.0
Weighted Average Ceiling Price (per Mcf)	$2.90	$2.90	$2.90
Weighted Average Floor Price (per Mcf)	$2.18	$2.18	$2.18

At March 31, 2020, the Company would have had to pay an aggregate of approximately $1.0 million to terminate the natural gas no cost collars outstanding at that date.

For a complete discussion of all other market risk sensitive instruments used by the Company, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2019 Form 10-K.

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

In New York, on March 13, 2020, the Company agreed to NYPSC Staff’s request that the Company suspend service terminations and disconnections. The Company is anticipating that there will be some level of increase in uncollectible expense depending on the depth and duration of the pandemic crisis. It is uncertain at this point as to whether there would be any regulatory relief for the Utility segment with regard to an increase in costs associated with the pandemic crisis.

Pennsylvania Jurisdiction

Distribution Corporation’s Pennsylvania jurisdiction delivery rates are being charged to customers in accordance with a rate settlement approved by the PaPUC. The rate settlement does not specify any requirement to file a future rate case.

On March 26, 2020, the PaPUC ratified an Emergency Order that established a Service Termination Moratorium intended to continue during the pendency of Governor Wolf’s March 6, 2020 Proclamation of Disaster Emergency associated with COVID-19. Similar to New York, it is uncertain at this point as to whether there would be any regulatory relief with regard to any increase in the Utility’s uncollectible expense.

Pipeline and Storage

Supply Corporation filed a Section 4 rate case on July 31, 2019 proposing rate increases to be effective September 1, 2019. On February 4, 2020, Supply Corporation and the parties in the case reached a settlement in principle (the Settlement) to resolve the rate case. Supply Corporation’s subsequent motion to put in place Interim Settlement Rates effective February 1, 2020, was approved by FERC’s Chief Administrative Law Judge on February 21, 2020. The Settlement was filed with FERC on March 13, 2020 and on April 20, 2020 the presiding Administrative Law Judge certified the Settlement to FERC for approval. The “black box” settlement provides for new rates (Period 1 and Period 2 Rates). The Period 1 Rates, the Interim Settlement Rates, are estimated to increase Supply Corporation’s revenues on a yearly basis by approximately $35.5 million, assuming current contract levels. After Period 2 Rates are implemented, which will be the later of April 1, 2022, or the in-service of Supply Corporation’s FM-100 Modernization Project, Supply Corporation’s yearly revenues will have increased by an additional approximately $15.0 million. As well, the Settlement provides for increased depreciation rates and the right to track pipeline safety and greenhouse costs that result from future costs incurred for new rules and the PHMSA Mega Rule. Under the terms of the Settlement, Supply Corporation will also undertake certain actions for its customers, including convening regular customer meetings to address system operations. Under the Settlement, no party may make a rate filing for new rates to be effective before February 1, 2024, except that Supply Corporation may file an NGA general Section 4 rate case to change rates if the corporate income tax rate is increased. If no case has been filed, Supply Corporation must file for rates to be effective February 1, 2025.

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

4.	The length and severity of the recent COVID-19 pandemic, including its impacts across our businesses on demand, operations, global supply chains and liquidity;

5.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

6.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

7.
Changes in laws, regulations or judicial interpretations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, real property, and exploration and production activities such as hydraulic fracturing;

8.
Delays or changes in costs or plans with respect to Company projects or related projects of other companies, including disruptions due to COVID-19, as well as difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;

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

11.	The impact of information technology disruptions, cybersecurity or data security breaches;

12.
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

13.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide other post-retirement benefits;

14.	Other changes in price differentials between similar quantities of natural gas or oil having different quality, heating value, hydrocarbon mix or delivery date;

15.	The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;

16.	Uncertainty of oil and gas reserve estimates;

17.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

18.	Changes in demographic patterns and weather conditions;

19.	Changes in the availability, price or accounting treatment of derivative financial instruments;

20.
Changes in laws, actuarial assumptions, the interest rate environment and the return on plan/trust assets related to the Company’s pension and other post-retirement benefits, which can affect future funding obligations and costs and plan liabilities;

21.	Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities or acts of war;

22.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses; or

23.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

On January 17, 2020, Seneca signed a Consent Assessment of Civil Penalty (CACP) with the PaDEP, in relation to an alleged violation identified by the PaDEP in 2011 of the Pennsylvania Oil and Gas Act, as well as PaDEP rules and regulations regarding well cementing/casing at a Seneca location. The parties agreed to a penalty amount of $125,000.

For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 8 — Commitments and Contingencies, and Part I, Item 2 - MD&A of this report under the heading “Other Matters – Environmental Matters.”

For a discussion of certain rate matters involving the NYPSC, refer to Part I, Item 1 of this report at Note 11 — Regulatory Matters.

Item 1A.  Risk Factors

The risk factors in Item 1A of the Company’s 2019 Form 10-K have not materially changed other than as set forth below. The risk factors presented below supersede the risk factors having the same caption in the 2019 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2019 Form 10-K. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of the Company’s 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The COVID-19 global pandemic could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

The actual or perceived effects of a widespread public health concern or pandemic, such as COVID-19, could negatively affect our business and results of operations. While to date the Company has not experienced any material negative effects as a result of COVID-19, the situation continues to rapidly evolve and could result in material negative effects on our business and results of operations. The Company and its Pandemic Response Team are closely monitoring the impacts of the pandemic on the Company’s workforce, customers, suppliers, business continuity, and liquidity.

A protracted slowdown of broad sectors of the economy or significant changes in legislation or regulatory policy to address COVID-19 could adversely impact the Company. Although it is not possible to predict the ultimate impact of COVID-19, including on the Company’s business, results of operations, cash flows or financial positions, such impacts that may be material include, but are not limited to: (i) a significant reduction in demand for natural gas; (ii) increased late or uncollectible customer payments; (iii) the inability for the Company’s contractors or suppliers to fulfill their contractual obligations; (iv) significant changes in the Company’s human capital management approach, and increased cybersecurity threats associated with work-from-home arrangements; (v) difficulties in obtaining financing on acceptable terms or at all for working capital, capital expenditures and other investments, or to refinance maturing debt; and (vi) impacts on natural gas pricing and the potential impairment of the recorded value of certain assets as a result of reduced projected cash flows. To the extent the duration of any of these conditions extends for a longer period of time, the adverse impact will generally be more severe.

The Company is dependent on capital and credit markets to successfully execute its business strategies.

The Company relies upon short-term bank borrowings, commercial paper markets and longer-term capital markets to finance capital requirements not satisfied by cash flow from operations. The Company is dependent on these capital sources to provide capital to its subsidiaries to fund operations, acquire, maintain and develop properties, and execute growth strategies. The availability and cost of credit sources may be cyclical and these capital sources may not remain available to the Company. For example, given near-term challenges in commodity pricing, a downgrade by S&P in the Company’s credit ratings, and, most prominently, the effects on credit markets of the novel coronavirus (COVID-19), access to commercial paper markets became challenging and more expensive beginning in March 2020. As a result, the Company elected to draw on its committed credit facility and uncommitted lines of credit as alternative sources of short-term capital. Continued turmoil in credit markets, due to the ongoing COVID-19 pandemic or otherwise may make it difficult for the Company to obtain financing on acceptable terms or at all for working capital, capital expenditures and other investments, or to refinance maturing debt. These difficulties could adversely affect the Company's growth strategies, operations and financial performance.

The Company's ability to borrow under its credit facilities and commercial paper agreements, and its ability to issue long-term debt under its indentures, depend on the Company's compliance with its obligations under the facilities, agreements and indentures. For example, to issue incremental long-term debt, the Company must meet an interest coverage test under its 1974 indenture. In general, the Company’s operating income, subject to certain adjustments, over a consecutive 12-month period within the 15 months preceding the debt issuance, must be not less than two times the total annual interest charges on the Company’s long-term debt, taking into account the incremental issuance. In addition, the Company must maintain a ratio of long-term debt to consolidated assets (as defined under the 1974 indenture) of not more than 60%. Depending on their magnitude, factors that reduce the Company’s operating income and/or consolidated assets, including impairments (i.e., write-downs) of the Company’s oil and natural gas properties, could contribute to the Company’s inability to meet the interest coverage test or debt-to-assets ratio. In light of impairments recognized or expected in fiscal 2020 and 2021, the Company anticipates that it may be precluded from issuing incremental long-term debt for a period of time beginning in fiscal 2021. The 1974 indenture would not preclude the Company from issuing long-term debt to replace maturing long-term debt, including the Company’s 4.90% notes, in the principal amount of $500 million, maturing in December 2021.

In addition, the Company's short-term bank loans and commercial paper are in the form of floating rate debt or debt that may have rates fixed for very short periods of time, resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company's short-term bank loans and commercial paper and the ability of the Company to issue commercial paper are affected by its debt credit ratings published by S&P, Moody's Investors Service, Inc. and Fitch Ratings. A downgrade in the Company's credit ratings could increase borrowing costs, negatively impact the availability of capital from banks, commercial paper purchasers and other sources, and require the Company’s subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. During the quarter ended March 31, 2020, the Company was downgraded by S&P to a rating of BBB- with a negative outlook. Combined with current ratings from other credit rating agencies, the downgrade increased the Company's short-term borrowing costs under its Credit Agreement. Additionally, $600 million of the Company’s outstanding long-term debt would be subject to an interest rate increase if certain fundamental changes occur that involve a material subsidiary and result in a downgrade of the credit ratings assigned to the notes below investment grade. If the Company is not able to maintain investment-grade credit ratings, it may not be able to access commercial paper markets.

The Company may be adversely affected by economic conditions and their impact on our suppliers and customers.

Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity, including the effects of COVID-19, could adversely affect the Company’s revenues and cash flows or restrict its future growth. The Company is monitoring the impacts of COVID-19 across our businesses. To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict the extent or duration of the outbreak or whether this rapidly evolving situation will have a material impact on the Company’s workforce, supply chain, operations or financial results, including potential regulatory responses to the financial impacts associated with COVID-19 on the Company and its customers. Economic conditions in the Company’s utility service territories and NFR's territories also impact its collections of accounts receivable. All of the Company’s segments are exposed to risks associated with the creditworthiness or performance of key suppliers and customers, many of which may be adversely affected by volatile conditions in the financial markets, including volatility caused by the ongoing COVID-19 pandemic. These conditions could result in financial instability or other adverse effects at any of our suppliers or customers. For example, counterparties to the Company’s commodity hedging arrangements or commodity sales contracts might not be able to perform their obligations under these arrangements or contracts. Customers of the Company’s Utility segment may have particular trouble paying their bills during periods of declining economic activity or high commodity prices, potentially resulting in increased bad debt expense and reduced earnings. Similarly, if reductions were to occur in funding of the federal Low Income Home Energy Assistance Program, bad debt expense could increase and earnings could decrease. In addition, oil and gas exploration and production companies that are customers of the Company’s Pipeline and Storage segment may decide not to renew contracts for the same transportation capacity during periods of reduced production due to persistent low commodity prices. Any of these events could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Third party attempts to breach the Company’s network security and other disruptions to information technology systems could impact the Company’s operations and adversely affect its financial results.

The Company relies on the accuracy, capacity and security of its information technology systems for the operations of many of its business processes and to comply with regulatory, legal and tax requirements. While the Company maintains some of its critical information technology systems, the Company is also dependent on third parties to provide important information technology services. The Company’s information technology systems are subject to attempts by others to gain unauthorized access, or to otherwise introduce malicious software. These attempts might be the result of industrial or other espionage, or actions by hackers seeking to harm the Company, its services or customers. These more sophisticated cyber-related attacks, as well as cybersecurity failures resulting from human error, pose a risk to the security of the Company’s systems and networks and the confidentiality, availability and integrity of the Company’s and its customers’ data. That data may be considered sensitive, confidential, or personal information that is subject to privacy and security laws and regulations. With the global outbreak of COVID-19, the Company has directed its employees to work remotely, when possible. Cyber criminals may attempt to exploit this increase in digital application use and work-from-home arrangements. In addition, increased use of information technology systems as a result of employees working remotely and other factors may lead to disruptions or failures of the Company’s information technology systems. While the Company employs reasonable and appropriate controls to protect data and the Company’s systems, the Company may be vulnerable to material security breaches, information technology system failures, lost or corrupted data, programming errors and employee errors and/or malfeasance that could lead to disruption of the Company’s operations, as well as the unauthorized access, use, disclosure, modification or destruction of the sensitive, confidential or personal information. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Failures of the Company’s information technology systems, whether caused inadvertently or by attempts to breach the Company’s network security may result in disruption of the Company’s business operations and services, delays in production, theft of sensitive and valuable data, damage to our physical systems, and reputational harm. Significant expenditures may be required to remedy such failures or breaches, including restoration of customer service and enhancement of information technology systems. The Company seeks to prevent, detect and investigate these security incidents, but in some cases the Company might be unaware of an incident or its magnitude and effects. In addition to existing risks, the adoption of new technologies may also increase the Company’s exposure to data breaches or the Company’s ability to detect and remediate effects of a breach. The Company has experienced attempts to breach its network security, and although the scope of such incidents is sometimes unknown, they could prove to be material to the Company. Even though insurance coverage is in place for cyber-related risks, if such a breach were to occur, the Company’s operations, earnings and financial condition could be adversely affected to the extent not fully covered by such insurance.

Delays or changes in plans or costs with respect to Company projects, including regulatory delays or denials with respect to necessary approvals, permits or orders, could delay or prevent anticipated project completion and may result in asset write-offs and reduced earnings.

Construction of the Pipeline and Storage segment’s planned pipelines and storage facilities, as well as the expansion of existing facilities, is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on acceptable terms, or at all. Existing or potential third party opposition, such as opposition from landowner and environmental groups, which are beyond our control, could materially affect the anticipated construction of a project. In addition, third parties could impede the Gathering segment’s acquisition, expansion or renewal of rights-of-way or land rights on a timely basis and on acceptable terms. The Company is monitoring the impacts of COVID-19 on its construction projects and supply chains. The outbreak, and the government imposition of certain significant restrictions associated therewith, could delay receipt of necessary equipment or delay construction. Any delay in project construction may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from those facilities, result in asset write-offs and materially impact operating results or anticipated results. Additionally, delays in pipeline construction projects could impede the Exploration and Production segment's ability to transport its production to premium markets, or to fulfill obligations to sell at contracted delivery points.

Financial accounting requirements regarding exploration and production activities may affect the Company's profitability.

The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a "ceiling test" calculation, comparing the level of its unamortized investment in oil and gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for oil and gas (based on first day of the month prices and adjusted for hedging) as well as the SEC mandated discount rate. If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be "impaired," and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. Under the Company's existing indenture covenants, an impairment could restrict the Company's ability to issue additional long-term unsecured indebtedness for a period time, beginning with the fourth calendar month following the impairment. For the quarter ended March 31, 2020, the Company recognized a pre-tax impairment charge on its oil and natural gas properties of $177.8 million. It is anticipated that the current low commodity price environment will lead to impairments during the remaining quarters of fiscal 2020 and likely into the first quarter of fiscal 2021 as well.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2020, the Company issued a total of 9,370 unregistered shares of Company common stock to ten non-employee directors of the Company then serving on the Board of Directors of the Company, including 748 shares to Stephen E. Ewing, whose service as a director concluded on March 11, 2020 in accordance with the provisions of the Company’s Corporate Governance Guidelines with respect to director age, and 958 shares to each of the other nine aforementioned non-employee directors. On March 13, 2020, the Company issues 283 unregistered shares of Company common stock to Barbara M. Baumann, who joined the Board on March 11, 2020 as a non-employee director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2020.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2020	12,040	$44.95	—	6,971,019
Feb. 1 - 29, 2020	13,114	$42.30	—	6,971,019
Mar. 1 - 31, 2020	15,408	$36.57	—	6,971,019
Total	40,562	$40.91	—	6,971,019

(a)
Represents shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes. During the quarter ended March 31, 2020, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 40,562 shares purchased other than through a publicly announced share repurchase program, 40,413 were purchased for the Company’s 401(k) plans and 149 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.

(b)
In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock.  The repurchase program has no expiration date.  The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan, as amended and restated March 11, 2020.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32•	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2020 and 2019.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2020 and 2019, (iii) the Consolidated Balance Sheets at March 31, 2020 and September 30, 2019, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  May 1, 2020