Form 10-Q
period 2020-12-31
NATIONAL FUEL GAS CO
filed 2021-02-05
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at January 31, 2021: 91,163,446 shares.

GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
Midstream Company	National Fuel Gas Midstream Company, LLC
National Fuel	National Fuel Gas Company
NFR	National Fuel Resources, Inc.
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Company, LLC
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies
CFTC	Commodity Futures Trading Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaDEP	Pennsylvania Department of Environmental Protection
PaPUC	Pennsylvania Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Other
2020 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2020
2017 Tax Reform Act	Tax legislation referred to as the "Tax Cuts and Jobs Act," enacted December 22, 2017.
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2020	2019
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$189,466	$228,026
Exploration and Production and Other Revenues	192,035	167,193
Pipeline and Storage and Gathering Revenues	59,659	48,969
	441,160	444,188

Operating Expenses:
Purchased Gas	51,620	92,272
Operation and Maintenance:
Utility and Energy Marketing	44,886	43,256
Exploration and Production and Other	42,027	36,693
Pipeline and Storage and Gathering	28,098	25,885
Property, Franchise and Other Taxes	22,781	23,144
Depreciation, Depletion and Amortization	83,120	74,918
Impairment of Oil and Gas Producing Properties	76,152	—
	348,684	296,168
Gain on Sale of Timber Properties	51,066	—
Operating Income	143,542	148,020
Other Income (Expense):
Other Income (Deductions)	(2,176)	(3,040)
Interest Expense on Long-Term Debt	(32,256)	(25,443)
Other Interest Expense	(1,919)	(1,551)
Income Before Income Taxes	107,191	117,986
Income Tax Expense	29,417	31,395

Net Income Available for Common Stock	77,774	86,591

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	991,630	1,272,601
	1,069,404	1,359,192

Dividends on Common Stock	(40,560)	(37,650)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	—	(950)
Balance at December 31	$1,028,844	$1,320,592

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.85	$1.00
Diluted:
Net Income Available for Common Stock	$0.85	$1.00
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	91,007,657	86,378,450
Used in Diluted Calculation	91,508,259	86,883,152
Dividends Per Common Share:
Dividends Declared	$0.445	$0.435
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Net Income Available for Common Stock	$77,774	$86,591
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	48,021	495
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	311	(7,352)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	—	1,313
Other Comprehensive Income (Loss), Before Tax	48,332	(5,544)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	13,230	119
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	86	(2,031)
Income Tax Benefit (Expense) on Cumulative Effect of Adoption of Authoritative Guidance for Hedging	—	363
Income Taxes – Net	13,316	(1,549)
Other Comprehensive Income (Loss)	35,016	(3,995)
Comprehensive Income	$112,790	$82,596

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2020	September 30, 2020
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$12,495,227	$12,351,852
Less - Accumulated Depreciation, Depletion and Amortization	6,503,561	6,353,785
	5,991,666	5,998,067
Assets Held for Sale, Net	—	53,424
Current Assets
Cash and Temporary Cash Investments	109,413	20,541
Receivables – Net of Allowance for Uncollectible Accounts of $26,221 and $22,810, Respectively	178,584	143,583
Unbilled Revenue	45,829	17,302
Gas Stored Underground	19,648	33,338
Materials, Supplies and Emission Allowances	51,694	51,877
Unrecovered Purchased Gas Costs	367	—
Other Current Assets	47,904	47,557
	453,439	314,198

Other Assets
Recoverable Future Taxes	117,431	118,310
Unamortized Debt Expense	11,870	12,297
Other Regulatory Assets	153,172	156,106
Deferred Charges	61,986	67,131
Other Investments	145,921	154,502
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	80,032	76,035
Fair Value of Derivative Financial Instruments	18,094	9,308
Other	81	81
	594,063	599,246

Total Assets	$7,039,168	$6,964,935

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2020	September 30, 2020
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 91,152,710 Shares and 90,954,696 Shares, Respectively	$91,153	$90,955
Paid in Capital	1,004,369	1,004,158
Earnings Reinvested in the Business	1,028,844	991,630
Accumulated Other Comprehensive Loss	(79,741)	(114,757)
Total Comprehensive Shareholders’ Equity	2,044,625	1,971,986
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,130,473	2,629,576
Total Capitalization	4,175,098	4,601,562

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	25,000	30,000
Current Portion of Long-Term Debt	500,000	—
Accounts Payable	96,905	134,126
Amounts Payable to Customers	5,823	10,788
Dividends Payable	40,560	40,475
Interest Payable on Long-Term Debt	45,350	27,521
Customer Advances	16,032	15,319
Customer Security Deposits	17,623	17,199
Other Accruals and Current Liabilities	154,377	140,176
Fair Value of Derivative Financial Instruments	4,513	43,969
	906,183	459,573

Deferred Credits
Deferred Income Taxes	735,236	696,054
Taxes Refundable to Customers	357,354	357,508
Cost of Removal Regulatory Liability	234,641	230,079
Other Regulatory Liabilities	168,188	161,573
Pension and Other Post-Retirement Liabilities	124,097	127,181
Asset Retirement Obligations	192,682	192,228
Other Deferred Credits	145,689	139,177
	1,957,887	1,903,800
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$7,039,168	$6,964,935

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
OPERATING ACTIVITIES
Net Income Available for Common Stock	$77,774	$86,591
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Timber Properties	(51,066)	—
Impairment of Oil and Gas Producing Properties	76,152	—
Depreciation, Depletion and Amortization	83,120	74,918
Deferred Income Taxes	26,591	51,366
Stock-Based Compensation	3,933	3,266
Other	2,887	1,911
Change in:
Receivables and Unbilled Revenue	(63,606)	(58,655)
Gas Stored Underground and Materials, Supplies and Emission Allowances	13,873	6,985
Unrecovered Purchased Gas Costs	(367)	627
Other Current Assets	(251)	14
Accounts Payable	(541)	8,280
Amounts Payable to Customers	(4,965)	(573)
Customer Advances	713	683
Customer Security Deposits	424	(700)
Other Accruals and Current Liabilities	27,615	15,438
Other Assets	10,066	(28,259)
Other Liabilities	2,391	5,857
Net Cash Provided by Operating Activities	204,743	167,749

INVESTING ACTIVITIES
Capital Expenditures	(183,301)	(198,495)
Net Proceeds from Sale of Timber Properties	104,582	—
Other	11,849	5,212
Net Cash Used in Investing Activities	(66,870)	(193,283)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	(5,000)	84,600
Dividends Paid on Common Stock	(40,475)	(37,547)
Net Repurchases of Common Stock	(3,526)	(4,147)
Net Cash Provided by (Used in) Financing Activities	(49,001)	42,906
Net Increase in Cash, Cash Equivalents, and Restricted Cash	88,872	17,372
Cash, Cash Equivalents, and Restricted Cash at October 1	20,541	27,260
Cash, Cash Equivalents, and Restricted Cash at December 31	$109,413	$44,632

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$52,142	$93,838

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

Earnings for Interim Periods.  The Company, in its opinion, has included all adjustments (which consist of only normally recurring adjustments, unless otherwise disclosed in this Form 10-Q) that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2020, 2019 and 2018 that are included in the Company's 2020 Form 10-K.  The consolidated financial statements for the year ended September 30, 2021 will be audited by the Company's independent registered public accounting firm after the end of the fiscal year.

    The earnings for the three months ended December 31, 2020 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2021.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Balance at October 1, 2020	Balance at December 31, 2020	Balance at October 1, 2019	Balance at December 31, 2019

Cash and Temporary Cash Investments	$20,541	$109,413	$20,428	$34,966
Hedging Collateral Deposits	—	—	6,832	9,666
Cash, Cash Equivalents, and Restricted Cash	$20,541	$109,413	$27,260	$44,632

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

Allowance for Uncollectible Accounts. The allowance for uncollectible accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical experience, the age of customer accounts, other specific information about customer accounts, and the economic environment. Account balances are charged off against the allowance twelve months after the account is final billed or when it is anticipated that the receivable will not be recovered. In response to the COVID-19 pandemic, the Company has suspended collection and termination activity for non-payments in its Utility service territories. To date, despite the economic conditions that have arisen as a result of the COVID-19 pandemic, the Company has not experienced a significant reduction in the rate at which its customers pay their bills. However, as the winter heating season progresses, the Company is anticipating that customer non-payment may increase given higher natural gas usage and the resulting increase in costs for customers.

Activity in the allowance for uncollectible accounts for the three months ended December 31, 2020 are as follows:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Add: Discounts on Purchased Receivables	Deduct: Net Accounts Receivable Written-Off	Balance at End of Period
Three Months Ended December 31, 2020
Allowance for Uncollectible Accounts	$22,810	$4,679	$170	$1,438	$26,221

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $1.8 million at December 31, 2020, is reduced to zero by September 30 of each year as the inventory is replenished.

Materials, Supplies and Emission Allowances. The components of the Company's materials, supplies and emission allowances are as follows:

	At December 31, 2020	At September 30, 2020

Materials and Supplies - at average cost	$33,676	$33,859
Emission Allowances	18,018	18,018
	$51,694	$51,877

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $1.7 billion and $1.8 billion at December 31, 2020 and September 30, 2020, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $134.9 million and $148.1 million at December 31, 2020 and September 30, 2020, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter.  The book value of the oil and gas properties exceeded the ceiling at December 31, 2020. As such, the Company recognized a non-cash, pre-tax impairment charge of $76.2 million for the quarter ended December 31, 2020. A deferred income tax benefit of $21.0 million related to the non-cash impairment charge was also recognized for the quarter ended December 31, 2020. In adjusting estimated future cash flows for hedging under the ceiling test at December 31, 2020, estimated future net cash flows were increased by $183.0 million.

    The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities, gathering lines and compressor stations, are recorded at historical cost. Despite the economic conditions arising from the COVID-19 pandemic, there were no indications of any impairments to property, plant and equipment in the Utility, Pipeline and Storage and Gathering segments at December 31, 2020. Management will continue to monitor the situation on a quarterly basis.

Accumulated Other Comprehensive Income (Loss).  The components of Accumulated Other Comprehensive Income (Loss) and changes for the three months ended December 31, 2020 and 2019, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended December 31, 2020
Balance at October 1, 2020	$(24,865)	$(89,892)	$(114,757)
Other Comprehensive Gains and Losses Before Reclassifications	34,791	—	34,791
Amounts Reclassified From Other Comprehensive Income (Loss)	225	—	225
Balance at December 31, 2020	$10,151	$(89,892)	$(79,741)
Three Months Ended December 31, 2019
Balance at October 1, 2019	$34,675	$(86,830)	$(52,155)
Other Comprehensive Gains and Losses Before Reclassifications	376	—	376
Amounts Reclassified From Other Comprehensive Income (Loss)	(5,321)	—	(5,321)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging	950	—	950
Balance at December 31, 2019	$30,680	$(86,830)	$(56,150)

    In August 2017, the FASB issued authoritative guidance which changed the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and to simplify the application of hedge accounting. The Company adopted this authoritative guidance effective October 1, 2019, recognizing a cumulative effect adjustment that decreased retained earnings by $1.0 million and increased accumulated other comprehensive income by the same amount.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss).  The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the three months ended December 31, 2020 and 2019 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended December 31,
	2020	2019
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($310)	$7,541	Operating Revenues
Commodity Contracts	—	2	Purchased Gas
Foreign Currency Contracts	(1)	(191)	Operating Revenues
	(311)	7,352	Total Before Income Tax
	86	(2,031)	Income Tax Expense
	($225)	$5,321	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At December 31, 2020	At September 30, 2020

Prepayments	$10,203	$12,851
Prepaid Property and Other Taxes	14,821	14,269
State Income Taxes Receivable	1,439	3,828
Regulatory Assets	21,441	16,609
	$47,904	$47,557

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At December 31, 2020	At September 30, 2020

Accrued Capital Expenditures	$34,840	$33,344
Regulatory Liabilities	41,402	44,890
Reserve for Gas Replacement	1,778	—
Liability for Royalty and Working Interests	22,869	15,665
Non-Qualified Benefit Plan Liability	14,460	14,460
Other	39,028	31,817
	$154,377	$140,176

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were SARs, restricted stock units and performance shares. For the quarter ended December 31, 2020, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 373,378 securities and 733,617 securities excluded as being antidilutive for the quarters ended December 31, 2020 and December 31, 2019, respectively.

Stock-Based Compensation.  The Company granted 309,470 performance shares during the quarter ended December 31, 2020. The weighted average fair value of such performance shares was $39.19 per share for the quarter ended December 31, 2020. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    Half of the performance shares granted during the quarter ended December 31, 2020 must meet a performance goal related to relative return on capital over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the quarter ended December 31, 2020 must meet a performance goal related to relative total shareholder return over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

    The Company granted 170,113 restricted stock units during the quarter ended December 31, 2020.  The weighted average fair value of such restricted stock units was $38.00 per share for the quarter ended December 31, 2020.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

New Authoritative Accounting and Financial Reporting Guidance. On October 1, 2020, the Company adopted authoritative guidance regarding the measurement of credit losses on financial assets measured at amortized cost. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, which means that companies are required to recognize an allowance for credit losses for the difference between the amortized cost basis of the financial asset and the amount expected to be collected over the contractual life of the asset. Prior to adoption, the Company analyzed its financial assets measured at amortized cost, primarily trade receivables. The adoption of this guidance did not have a material impact to the Company’s financial statements.

Note 2 – Asset Acquisitions and Divestitures

    On December 10, 2020, the Company completed the sale of substantially all timber properties in Pennsylvania to Lyme Emporium Highlands III LLC and Lyme Allegheny Land Company II LLC for net proceeds of $104.6 million. At September 30, 2020, these assets, amounting to $53.4 million, which previously were recorded as Net Property, Plant and Equipment, were presented as Assets Held for Sale, Net on the Consolidated Balance Sheet. The assets were a component of the Company’s All Other category and did not have a major impact on the Company’s operations or financial results. After purchase price adjustments and transaction costs, a gain of $51.1 million was recognized on the sale of these assets. Since the sale did not represent a strategic shift in focus for the Company, the financial results associated with operating these assets as well as the gain on sale have not been reported as discontinued operations.

    The sale of the timber properties completed a reverse like-kind exchange pursuant to Section 1031 of the Internal Revenue Code, as amended (“Reverse 1031 Exchange”). On July 31, 2020, the Company completed its acquisition of certain upstream assets and midstream gathering assets in Pennsylvania from SWEPI LP, a subsidiary of Royal Dutch Shell plc (“Shell”) for total consideration of $506.3 million. The purchase and sale agreement with Shell was structured, in part, as a Reverse 1031 Exchange. In connection with the Reverse 1031 Exchange, the Company, through a subsidiary, assigned the rights to acquire legal title to certain oil and natural gas properties to a Variable Interest Entity ("VIE") formed by an exchange accommodation titleholder. From July 31, 2020 to December 10, 2020, a subsidiary of the Company operated the properties pursuant to a lease agreement with the VIE. As the Company was deemed to be the primary beneficiary of the VIE, the VIE was included in the consolidated financial statements of the Company. Upon completion of the sale of the timber properties on December 10, 2020, the affected properties were conveyed to the Company and the VIE structure was terminated. Refer to Note B – Asset Acquisitions and Divestitures of the Company’s 2020 Form 10-K for additional information concerning the Company’s acquisition of certain upstream assets and midstream gathering assets from Shell.

Note 3 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the three months ended December 31, 2020 and 2019, presented by type of service from each reportable segment.

Quarter Ended December 31, 2020 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$166,442	$—	$—	$—	$—	$—	$166,442
Production of Crude Oil	24,499	—	—	—	—	—	24,499
Natural Gas Processing	553	—	—	—	—	—	553
Natural Gas Gathering Service	—	—	47,009	—	—	(46,658)	351
Natural Gas Transportation Service	—	64,825	—	29,021	—	(19,590)	74,256
Natural Gas Storage Service	—	20,517	—	—	—	(8,763)	11,754
Natural Gas Residential Sales	—	—	—	137,881	—	—	137,881
Natural Gas Commercial Sales	—	—	—	17,195	—	—	17,195
Natural Gas Industrial Sales	—	—	—	922	—	—	922
Natural Gas Marketing	—	—	—	—	585	(20)	565
Other	211	2,422	—	(1,612)	545	(108)	1,458
Total Revenues from Contracts with Customers	191,705	87,764	47,009	183,407	1,130	(75,139)	435,876
Alternative Revenue Programs	—	—	—	5,594	—	—	5,594
Derivative Financial Instruments	(310)	—	—	—	—	—	(310)
Total Revenues	$191,395	$87,764	$47,009	$189,001	$1,130	$(75,139)	$441,160

Quarter Ended December 31, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$119,874	$—	$—	$—	$—	$—	$119,874
Production of Crude Oil	37,664	—	—	—	—	—	37,664
Natural Gas Processing	688	—	—	—	—	—	688
Natural Gas Gathering Service	—	—	34,788	—	—	(34,788)	—
Natural Gas Transportation Service	—	53,452	—	32,808	—	(16,986)	69,274
Natural Gas Storage Service	—	18,426	—	—	—	(7,993)	10,433
Natural Gas Residential Sales	—	—	—	144,370	—	—	144,370
Natural Gas Commercial Sales	—	—	—	18,841	—	—	18,841
Natural Gas Industrial Sales	—	—	—	1,270	—	—	1,270
Natural Gas Marketing	—	—	—	—	34,108	(177)	33,931
Other	172	342	—	(3,324)	1,120	(52)	(1,742)
Total Revenues from Contracts with Customers	158,398	72,220	34,788	193,965	35,228	(59,996)	434,603
Alternative Revenue Programs	—	—	—	2,860	—	—	2,860
Derivative Financial Instruments	7,541	—	—	—	(816)	—	6,725
Total Revenues	$165,939	$72,220	$34,788	$196,825	$34,412	$(59,996)	$444,188

    The Company records revenue related to its derivative financial instruments in the Exploration and Production segment as well as in its NFR operations (included in the All Other category). The Company discontinued use of derivative financial instruments in its NFR operations upon completing the sale of its commercial and industrial contracts and certain other assets on August 1, 2020. The Company has been winding down its NFR operations since August 1, 2020 which has resulted in a significant reduction in natural gas marketing revenues as shown in the tables above. The Company also records revenue related to alternative revenue programs in its Utility segment. Revenue related to derivative financial instruments and alternative revenue programs are excluded from the scope of the new authoritative guidance since they are accounted for under other existing accounting guidance.

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $142.5 million for the remainder of fiscal 2021; $170.7 million for fiscal 2022; $134.7 million for fiscal 2023; $123.5 million for fiscal 2024; $117.0 million for fiscal 2025; and $517.5 million thereafter.

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

    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of December 31, 2020 and September 30, 2020.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over-the-counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of December 31, 2020
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$89,114	$—	$—	$—	$89,114
Derivative Financial Instruments:
Over the Counter Swaps – Gas and Oil	—	37,571	—	(19,204)	18,367
Over the Counter No Cost Collars – Gas	—	—	—	(444)	(444)
Foreign Currency Contracts	—	1,027	—	(856)	171
Other Investments:
Balanced Equity Mutual Fund	32,226	—	—	—	32,226
Fixed Income Mutual Fund	70,223	—	—	—	70,223
Common Stock – Financial Services Industry	819	—	—	—	819
Total	$192,382	$38,598	$—	$(20,504)	$210,476

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas and Oil	—	22,966	—	(19,204)	3,762
Over the Counter No Cost Collars – Gas	—	1,734	—	(444)	1,290
Foreign Currency Contracts	—	317	—	(856)	(539)
Total	$—	$25,017	$—	$(20,504)	$4,513
Total Net Assets/(Liabilities)	$192,382	$13,581	$—	$—	$205,963

Recurring Fair Value Measures	At fair value as of September 30, 2020
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$12,285	$—	$—	$—	$12,285
Derivative Financial Instruments:
Over the Counter Swaps – Gas and Oil	—	36,418	—	(26,400)	10,018
Over the Counter No Cost Collars – Gas	—	—	—	(720)	(720)
Foreign Currency Contracts	—	259	—	(338)	(79)
Other Investments:
Balanced Equity Mutual Fund	39,618	—	—	—	39,618
Fixed Income Mutual Fund	72,253	—	—	—	72,253
Common Stock – Financial Services Industry	639	—	—	—	639
Total	$124,795	$36,677	$—	$(27,458)	$134,014

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas and Oil	—	61,280	—	(26,400)	34,880
Over the Counter No Cost Collars – Gas	—	8,171	—	(720)	7,451
Foreign Currency Contracts	—	1,976	—	(338)	1,638
Total	$—	$71,427	$—	$(27,458)	$43,969
Total Net Assets/(Liabilities)	$124,795	$(34,750)	$—	$—	$90,045

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at December 31, 2020 and September 30, 2020 consist of natural gas price swap agreements, natural gas no cost collars, crude oil price swap agreements, and foreign currency contracts, all of which are used in the Company’s Exploration and Production segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2020, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    For the quarters ended December 31, 2020 and December 31, 2019, there were no assets or liabilities measured at fair value and classified as Level 3.

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

	December 31, 2020		September 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,630,473	$2,868,429	$2,629,576	$2,778,556

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At December 31, 2020	At September 30, 2020

Life Insurance Contracts	$42,653	$41,992
Equity Mutual Fund	32,226	39,618
Fixed Income Mutual Fund	70,223	72,253
Marketable Equity Securities	819	639
	$145,921	$154,502

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

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at December 31, 2020 and September 30, 2020.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

Cash Flow Hedges

    For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of December 31, 2020, the Company had the following commodity derivative contracts (swaps and no cost collars) outstanding:

Commodity	Units
Natural Gas	282.0	Bcf
Crude Oil	1,605,000	Bbls

    As of December 31, 2020, the Company was hedging a total of $73.7 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of December 31, 2020, the Company had $13.6 million ($10.2 million after-tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $3.3 million ($2.4 million after-tax) of unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended December 31, 2020 and 2019 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended December 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				December 31,
	2020	2019		2020	2019
Commodity Contracts	$45,595	$(1,555)	Operating Revenue	$(310)	$7,541
Commodity Contracts	—	1,131	Purchased Gas	—	2
Foreign Currency Contracts	2,426	919	Operating Revenue	(1)	(191)
Total	$48,021	$495		$(311)	$7,352

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with sixteen counterparties of which ten are in a net gain position. On average, the Company had $1.8 million of credit exposure per counterparty in a gain position at December 31, 2020. The maximum credit exposure per counterparty in a gain position at December 31, 2020 was $4.2 million. As of December 31, 2020, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    As of December 31, 2020, fourteen of the sixteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At December 31, 2020, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $14.4 million according to the Company’s internal model (discussed in Note 4 – Fair Value Measurements).  At December 31, 2020, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $4.5 million according to the Company's internal model. For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at December 31, 2020.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 6 – Income Taxes

    The effective tax rates for the quarters ended December 31, 2020 and December 31, 2019 were 27.4% and 26.6%, respectively. The increase in the tax rate is primarily the result of the valuation allowance recorded against certain state deferred tax assets, discussed below, differences between the book and tax treatment of stock compensation, and a decrease in the allowance for funds used during construction (which is not taxable) as a result of certain ongoing projects in the Company's Pipeline and Storage segment being placed in service in fiscal 2020.

    A valuation allowance for deferred tax assets, including net operating losses and tax credits, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. The Company continually assesses the realizability of its deferred tax assets, including factors such as future taxable income, reversal of existing temporary differences, and tax planning strategies. The Company considers both positive and negative evidence related to the likelihood of the realization of the deferred tax assets. As of March 31, 2020, the Company recorded a valuation allowance against certain state deferred tax assets in the amount of $56.8 million based on its conclusion, considering all available objective evidence and the Company’s history of subsidiary state tax losses, that it was more likely than not that the deferred tax assets would not be realized. The valuation allowance increased to $63.6 million as of December 31, 2020 as a result of certain state net operating loss and tax credit activity. Changes in judgment regarding future realization of these deferred tax assets may result in a reversal of all or a portion of the valuation allowance. The Company will continue to re-assess this position each quarter.

    On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to AMT credit refunds, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and modifications to the net interest deduction limitation. The 2017 Tax Reform Act had repealed the corporate alternative minimum tax and provided that the Company’s existing AMT credit carryovers were refundable over a four year period. As of September 30, 2018, the Company had $85.0 million of AMT credit carryovers. The Company received the first installment for $42.5 million of AMT credit refunds related to fiscal 2019 in January 2020 and filed for the acceleration of the remaining AMT credit refunds of $42.5 million, which were received in June 2020.

    On December 27, 2020, the “Consolidated Appropriations Act, 2021 (CAA)” was signed into law. The CAA clarifies and expands the Paycheck Protection Program loans and the Employee Retention Credit as well as several other tax provisions first outlined in the CARES Act. The CAA is currently being evaluated, however, the Company does not anticipate a material impact as a result of this legislation.

Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at October 1, 2020	90,955	$90,955	$1,004,158	$991,630	$(114,757)
Net Income Available for Common Stock				77,774
Dividends Declared on Common Stock ($0.445 Per Share)				(40,560)
Other Comprehensive Income, Net of Tax					35,016
Share-Based Payment Expense (1)			3,496
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	198	198	(3,285)
Balance at December 31, 2020	91,153	$91,153	$1,004,369	$1,028,844	$(79,741)

Balance at October 1, 2019	86,315	$86,315	$832,264	$1,272,601	$(52,155)
Net Income Available for Common Stock				86,591
Dividends Declared on Common Stock ($0.435 Per Share)				(37,650)
Cumulative Effect of Adoption of Authoritative Guidance for Hedging				(950)
Other Comprehensive Loss, Net of Tax					(3,995)
Share-Based Payment Expense (1)			2,828
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	237	237	(3,946)
Balance at December 31, 2019	86,552	$86,552	$831,146	$1,320,592	$(56,150)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the three months ended December 31, 2020, the Company issued 104,760 original issue shares of common stock for restricted stock units that vested and 165,161 original issue shares of common stock for performance shares that vested.  The Company also issued 10,880 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the three months ended December 31, 2020.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the three months ended December 31, 2020, 82,787 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.  Current Portion of Long-Term Debt at December 31, 2020 consists of $500.0 million of 4.90% notes that mature in December 2021. None of the Company's long-term debt as of September 30, 2020 had a maturity date within the following twelve-month period.

Short-Term Borrowings. On February 3, 2021, the Company amended its existing 364-day credit facility agreement. The amendment extends the maturity date of the facility from May 3, 2021 to December 30, 2022, and increases the commitment provided under the facility from $200.0 million to $250.0 million of unsecured committed revolving credit access. The

Company entered into the amendment with a syndicate of twelve banks, all of which are also lenders under the Company's existing $750.0 million multi-year credit facility.

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

    At December 31, 2020, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $6.0 million, which includes a $3.1 million estimated minimum liability to remediate a former manufactured gas plant site located in New York.  In March 2018, the NYDEC issued a Record of Decision for this New York site and the minimum liability reflects the remedy selected in the Record of Decision. The Company's liability for such clean-up costs has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31, 2020. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 2 years and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

    The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2020 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2020 Form 10-K.  A listing of segment assets at December 31, 2020 and September 30, 2020 is shown in the tables below.

Quarter Ended December 31, 2020 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$191,395	$59,308	$351	$188,901	$439,955	$1,110	$95	$441,160
Intersegment Revenues	$—	$28,456	$46,658	$100	$75,214	$20	$(75,234)	$—
Segment Profit: Net Income (Loss)	$(29,623)	$24,183	$20,550	$23,037	$38,147	$37,560	$2,067	$77,774

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At December 31, 2020	$1,875,697	$2,219,331	$823,415	$2,113,416	$7,031,859	$156,905	$(149,596)	$7,039,168
At September 30, 2020	$1,979,028	$2,204,971	$945,199	$2,067,852	$7,197,050	$113,571	$(345,686)	$6,964,935

Quarter Ended December 31, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$165,939	$48,969	$—	$194,910	$409,818	$34,235	$135	$444,188
Intersegment Revenues	$—	$23,251	$34,788	$1,915	$59,954	$177	$(60,131)	$—
Segment Profit: Net Income	$23,977	$18,105	$15,944	$26,583	$84,609	$371	$1,611	$86,591

Note 10 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended December 31,	2020	2019	2020	2019

Service Cost	$2,466	$2,330	$400	$402
Interest Cost	5,422	7,483	2,326	3,228
Expected Return on Plan Assets	(14,537)	(15,016)	(7,241)	(7,308)
Amortization of Prior Service Cost (Credit)	158	182	(107)	(107)
Amortization of Losses	9,203	9,846	212	134
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	3,713	1,527	6,854	6,249

Net Periodic Benefit Cost	$6,425	$6,352	$2,444	$2,598

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

Employer Contributions.    During the three months ended December 31, 2020, the Company contributed $5.2 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $0.7 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2021, the Company expects its contributions to the Retirement Plan to be in the range of $10.0 million to $20.0 million. In the remainder of 2021, the Company expects its contributions to its VEBA trusts to be in the range of $2.0 million to $2.5 million.

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

    In New York, on March 13, 2020, in response to the COVID-19 pandemic, the Company agreed to NYPSC Staff’s request that the Company suspend service terminations and disconnections. Thereafter, on June 17, 2020, New York enacted a new law that prohibits utilities from terminating or disconnecting services to any residential customer for non-payment for the duration of the state disaster emergency. In addition, the law prohibits residential terminations for non-payment for a period of 180 days running from the end of the state disaster emergency for customers that have experienced a change in financial circumstances due to the COVID-19 state of emergency. Governor Cuomo, through the issuance of executive orders, has extended the declaration of the state disaster emergency through February 26, 2021. The law currently sunsets on March 31, 2021, but legislation extending the moratorium is anticipated. The duration of the aforementioned suspension in New York and its related impact on the Company is uncertain. The Company is anticipating that customer non-payment may increase given higher natural gas usage and the resulting increase in costs for customers. It is uncertain at this point as to whether there would be any regulatory relief for utilities with regard to an increase in costs associated with the COVID-19 pandemic, but it is one of many issues currently being considered in a generic NYPSC proceeding entitled “Proceeding on Motion of the Commission Regarding the Effects of COVID-19 on Utility Service” (Case No. 20-M-0266). Correspondence from NYPSC Staff has recommended that utilities rely on existing avenues of relief for these costs, and has identified additional, more stringent requirements that must be met to achieve relief.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. The rate settlement does not specify any requirement to file a future rate case.

    On March 26, 2020, the PaPUC ratified an Emergency Order that established a Service Termination Moratorium intended to continue during the pendency of Governor Wolf’s March 6, 2020 Proclamation of Disaster Emergency associated with the COVID-19 pandemic. On May 13, 2020, the Company (and other Pennsylvania local distribution companies) received a Secretarial Letter from the PaPUC regarding COVID-19 pandemic cost tracking and regulatory assets. The Secretarial Letter directs utilities to track “extraordinary, nonrecurring incremental COVID-19 related expenses” so the Commission can understand the impact of these expenses on the utilities’ finances. It also authorizes the creation of a utility regulatory asset, but only for incremental uncollectible expenses incurred above those embedded in rates (and incurred since the issuance of the Emergency Order). The Company currently does not anticipate a need to create a regulatory asset for these expenses. On October 8, 2020, the Commission issued an order ending the moratorium effective November 9, 2020, imposing a list of enhanced customer protections that expire on March 31, 2021 and calling for comments by February 16, 2021 regarding policies the Commission should adopt after March 31, 2021. The order also appears to expand the aforementioned potential utility regulatory asset to all incremental COVID-19 related expenses incurred above those embedded in rates. The Company continues to monitor this item for potential deferral opportunity.

FERC Jurisdiction

    Supply Corporation’s rate settlement, approved June 1, 2020, provides that no party may make a rate filing for new rates to be effective before February 1, 2024, except that Supply Corporation may file an NGA general Section 4 rate case to change rates if the corporate federal income tax rate is increased. If no case has been filed, Supply Corporation must file for rates to be effective February 1, 2025. Supply has no rate case currently on file.

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

    The Company is closely monitoring and responding to developments related to the novel coronavirus (COVID-19) and is taking steps to limit operational impacts and the potential exposure for our workforce and customers. Refer to Risk Factors in Item 1A of this Form 10-Q as well as Part I, Item 1A, Risk Factors, under Operational Risks in the Company's 2020 Form 10-K for a more complete discussion of the risks to the Company associated with the COVID-19 pandemic.

    The Company uses the full cost method of accounting for determining the book value of its oil and natural gas properties in the Exploration and Production segment and that book value is subject to a quarterly ceiling test. This is discussed in more detail in the Critical Accounting Estimates section that follows. In addition to the significant non-cash impairment charges under the ceiling test that the Company recorded during fiscal 2020, the Company recorded a non-cash impairment charge under the ceiling test for the quarter ended December 31, 2020 of $76.2 million ($55.2 million after-tax). Given the significant non-cash impairments recorded during fiscal 2020 and in the first quarter of fiscal 2021, under its existing indenture covenants contained in the Company's 1974 indenture, the Company is precluded from issuing incremental unsubordinated long-term indebtedness for a period beginning in January 2021 and expected to extend into the second half of fiscal 2021. However, the Company expects that it could borrow under its existing credit facilities. Additionally, the 1974 indenture would not preclude the Company from issuing new indebtedness to refund existing debt. Please refer to the Critical Accounting Estimates section below for a sensitivity analysis concerning commodity price changes.

    In advance of the expected late calendar 2021 online date for Seneca’s 330,000 decatherms per day of incremental capacity on the Leidy South Project, the Company's Exploration and Production segment added a second horizontal drilling rig in the Appalachian region in January 2021. Production from the first pad that will be drilled in connection with this additional activity is expected in early fiscal 2022, allowing Seneca to utilize its incremental capacity to reach premium markets during the winter heating season.

    On December 10, 2020, the Company completed the sale of substantially all timber properties in Pennsylvania to Lyme Emporium Highlands III LLC and Lyme Allegheny Land Company II LLC for net proceeds of $104.6 million. After purchase price adjustments and transaction costs, a gain of $51.1 million was recognized on the sale of these assets ($37.0 million after-tax). Refer to Note 2 – Asset Acquisitions and Divestitures for additional information concerning this sale.

    On February 3, 2021, the Company amended its existing 364-day credit facility agreement. The amendment extends the maturity date of the facility from May 3, 2021 to December 30, 2022, and increases the commitment provided under the facility from $200.0 million to $250.0 million of unsecured committed revolving credit access. The Company entered into the amendment with a syndicate of twelve banks, all of which are also lenders under the Company's existing $750.0 million multi-year credit facility.

    The sale of timber properties discussed above, combined with cash on hand, cash from operations and short-term borrowings, are expected to meet the Company’s financing needs for fiscal 2021. The Company plans to issue long-term debt during fiscal 2021 to replace all or a portion of its December 2021 debt maturity.

    The Company continues to pursue development projects to expand its Pipeline and Storage segment. The Company is monitoring the impacts of the COVID-19 pandemic on its supply chains and development projects in this segment. To date, the

COVID-19 pandemic has not had a material impact on the target in-service dates of these development projects. However, the unpredictable extent and duration of the pandemic, and the government imposition of certain significant restrictions associated therewith, could delay receipt of necessary equipment or delay construction. The Company will continue to monitor this rapidly evolving situation and mitigate where possible. One project on Empire’s system, referred to as the Empire North Project, which allows for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to the TC Energy pipeline, and the TGP 200 Line, was placed in-service during the fourth quarter of fiscal 2020. Another project on Supply Corporation’s system, referred to as the FM100 Project, will upgrade a 1950’s era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County, Pennsylvania to the Transcontinental Gas Pipe Line Company, LLC system at Leidy, Pennsylvania. The FM100 Project has a target in-service date of late calendar 2021 and a preliminary cost estimate of approximately $280 million. This project is discussed in more detail in the Capital Resources and Liquidity section that follows.

    From a legislation perspective, in July 2019, New York State enacted legislation known as the Climate Leadership & Community Protection Act (CLCPA). This climate legislation mandates reducing greenhouse gas emissions to 60% of 1990 levels by 2030, and to 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The legislation also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. The CLCPA established a climate action council and a series of advisory panels and working groups to study how the state will achieve the aggressive emission reduction targets. Thus far, the only regulations promulgated in connection with the CLCPA are greenhouse gas limits established by the NYDEC on December 30, 2020. For further discussion of the CLCPA, refer to the Environmental Matters section below.

CRITICAL ACCOUNTING ESTIMATES

    For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2020 Form 10-K.  There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  The book value of the oil and gas properties exceeded the ceiling at December 31, 2020, resulting in a non-cash impairment charge of $76.2 million ($55.2 million after-tax) for the quarter ended December 31, 2020. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended December 31, 2020, based on posted Midway Sunset prices, was $38.31 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended December 31, 2020, based on the quoted Henry Hub spot price for natural gas, was $1.99 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended December 31, 2020. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.)  The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the additional non-cash impairment that the Company would have recorded at December 31, 2020 if natural gas prices were $0.25 per MMBtu lower than the average prices used at December 31, 2020, the additional non-cash impairment that the Company would have recorded at December 31, 2020 if crude oil prices were $5 per Bbl lower than the average prices used at December 31, 2020, and the additional non-cash impairment that the Company would have recorded at December 31, 2020 if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at December 31, 2020 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices
Calculated Impairment under Sensitivity Analysis	$325.3	$91.0	$361.1
Actual Impairment Recorded at December 31, 2020	55.2	55.2	55.2
Additional Impairment	$270.1	$35.8	$305.9

    It is difficult to predict what factors could lead to future non-cash impairments under the SEC's full cost ceiling test. Fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves and significant fluctuations in oil and gas prices have an impact on the amount of the ceiling at any point in time. For a more complete discussion of the full cost method of accounting, refer to "Oil and Gas Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2020 Form 10-K.

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $77.8 million for the quarter ended December 31, 2020 compared to earnings of $86.6 million for the quarter ended December 31, 2019.  The decrease in earnings is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Utility segment also contributed to the decrease. Higher earnings in the Pipeline and Storage segment, Gathering segment and Corporate and All Other categories partially offset these decreases.

    The Company's earnings for the quarter ended December 31, 2020 include a non-cash $76.2 million impairment charge ($55.2 million after-tax) recorded during the quarter ended December 31, 2020 for the Exploration and Production segment's oil and gas producing properties, as discussed above. The Company's earnings for the quarter ended December 31, 2020 also include a gain recognized on the sale of timber properties of $51.1 million ($37.0 million after-tax) in the Company's All Other category, as discussed above. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended December 31,
(Thousands)	2020	2019	Increase (Decrease)
Exploration and Production	$(29,623)	$23,977	$(53,600)
Pipeline and Storage	24,183	18,105	6,078
Gathering	20,550	15,944	4,606
Utility	23,037	26,583	(3,546)
Total Reportable Segments	38,147	84,609	(46,462)
All Other	37,560	371	37,189
Corporate	2,067	1,611	456
Total Consolidated	$77,774	$86,591	$(8,817)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended December 31,
(Thousands)	2020	2019	Increase (Decrease)
Gas (after Hedging)	$162,507	$127,238	$35,269
Oil (after Hedging)	28,124	37,841	(9,717)
Gas Processing Plant	553	688	(135)
Other	211	172	39
	$191,395	$165,939	$25,456

Production Volumes

	Three Months Ended December 31,
	2020	2019	Increase (Decrease)
Gas Production (MMcf)
Appalachia	75,669	54,284	21,385
West Coast	441	487	(46)
Total Production	76,110	54,771	21,339

Oil Production (Mbbl)
Appalachia	—	—	—
West Coast	563	601	(38)
Total Production	563	601	(38)

Average Prices

	Three Months Ended December 31,
	2020	2019	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.17	$2.16	$0.01
West Coast	$5.03	$4.98	$0.05
Weighted Average	$2.19	$2.19	$—
Weighted Average After Hedging	$2.14	$2.32	$(0.18)

Average Oil Price/Bbl
Appalachia	$38.53	$54.49	$(15.96)
West Coast	$43.48	$62.63	$(19.15)
Weighted Average	$43.48	$62.63	$(19.15)
Weighted Average After Hedging	$49.91	$62.92	$(13.01)

2020 Compared with 2019

    Operating revenues for the Exploration and Production segment increased $25.5 million for the quarter ended December 31, 2020 as compared with the quarter ended December 31, 2019. Gas production revenue after hedging increased $35.3 million due to the impact of a 21.3 Bcf increase in natural gas production, which was partially offset by a $0.18 per Mcf decrease in the weighted average price of natural gas after hedging. Natural gas production increased, despite approximately 4 Bcf of price-related curtailments, largely due to additional production from the Company's fourth quarter fiscal 2020 acquisition of Appalachian upstream assets from Shell coupled with new Marcellus and Utica wells in the Western and Eastern Development Area in the Appalachian region. Oil production revenue after hedging decreased $9.7 million due to a $13.01 per Bbl decrease in the weighted average price of oil after hedging, coupled with the impact of a 38 Mbbl decrease in oil production. The decrease in oil production was largely due to natural declines in the West Coast region.

    The Exploration and Production segment's loss for the quarter ended December 31, 2020 was $29.6 million, a decrease of $53.6 million when compared with earnings of $24.0 million for the quarter ended December 31, 2019. The loss can be attributed to a non-cash impairment of oil and gas properties ($55.2 million), lower natural gas prices after hedging ($11.3 million), lower oil production ($1.9 million), lower oil prices after hedging ($5.8 million), higher depletion expense ($0.9 million), higher lease operating and transportation expenses ($11.7 million), higher other operating expenses ($1.8 million), higher interest expense ($1.1 million) and a higher effective tax rate ($3.2 million). The earnings impact of these items was partially offset by higher natural gas production ($39.2 million), as discussed above. The increase in depletion expense was primarily due to the net increase in production offset by a $0.19 per Mcf decrease in the depletion rate due to prior year non-cash ceiling test impairments coupled with the impact of the asset acquisition from Shell. The increase in lease operating and transportation expenses was largely attributed to higher natural gas production. The increase in other operating expenses was largely due to increases in accretion costs associated with asset retirement obligations coupled with higher compensation and personnel costs. The increase in interest expense was primarily due to interest on additional intercompany long-term borrowings associated with the Company's June 2020 debt issuance.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended December 31,
(Thousands)	2020	2019	Increase (Decrease)
Firm Transportation	$64,599	$53,191	$11,408
Interruptible Transportation	226	261	(35)
	64,825	53,452	11,373
Firm Storage Service	20,485	18,420	2,065
Interruptible Storage Service	32	6	26
Other	2,422	342	2,080
	$87,764	$72,220	$15,544

Pipeline and Storage Throughput

	Three Months Ended December 31,
(MMcf)	2020	2019	Increase (Decrease)
Firm Transportation	203,028	208,648	(5,620)
Interruptible Transportation	590	714	(124)
	203,618	209,362	(5,744)

2020 Compared with 2019

    Operating revenues for the Pipeline and Storage segment increased $15.5 million for the quarter ended December 31, 2020 as compared with the quarter ended December 31, 2019.  The increase in operating revenues was primarily due to an increase in transportation revenues of $11.4 million, an increase in storage revenues of $2.1 million and an increase in other revenues of $2.1 million. The increase in transportation revenues was partially attributable to an increase in Supply Corporation's transportation and storage rates effective February 1, 2020 in accordance with Supply Corporation's rate case settlement. The settlement was approved by the FERC on June 1, 2020. Transportation revenues also increased due to new demand charges for transportation service from the Empire North project, which was placed into service during the fourth quarter of fiscal 2020 and Supply Corporation's Line N to Monaca Project that went into service in November 2019. The increase in transportation revenues was partially offset by contract terminations and restructurings and also by a decrease in revenues from short-term seasonal contracts. The increase in storage revenues was also primarily attributable to the increase in Supply Corporation's rates related to its rate case settlement discussed above. The increase in other revenues was primarily due to proceeds received during the quarter ended December 31, 2020 as a result of a contract buyout.

    Transportation volume for the quarter ended December 31, 2020 decreased by 5.7 Bcf from the prior year's quarter, primarily due to warmer weather than the prior year, a decline in capacity utilization by certain contract shippers, as well as contract terminations and restructurings. These volume decreases were partially offset by an increase in volume from incremental transportation volume from the Empire North project. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2020 were $24.2 million, an increase of $6.1 million when compared with earnings of $18.1 million for the quarter ended December 31, 2019. The increase in earnings was primarily due to the earnings impact of higher operating revenues of $12.3 million, as discussed above, partially offset by an increase in depreciation expense ($3.1 million), higher interest expense ($2.9 million) and a decrease in other income ($0.5 million). The increase in depreciation expense was primarily due to an increase in Supply Corporation's depreciation rates associated with its rate case settlement as well as incremental depreciation from the Empire North project going into service, both mentioned above. The increase in interest expense was primarily due to interest on additional intercompany long-term borrowings associated with the Company's June 2020 debt issuance. The decrease in other income was mainly due to a decrease in allowance for funds used during construction (equity component) as a result of the Empire North project being placed in service during the fourth quarter of fiscal 2020, partially offset by higher non-service pension and post-retirement benefit costs in the current quarter compared to non-service pension and post-retirement income in the prior year's quarter.

Gathering

Gathering Operating Revenues

	Three Months Ended December 31,
(Thousands)	2020	2019	Increase (Decrease)
Gathering Revenues	$47,009	$34,788	$12,221

Gathering Volume

	Three Months Ended December 31,
	2020	2019	Increase (Decrease)
Gathered Volume - (MMcf)	87,135	64,392	22,743

2020 Compared with 2019

    Operating revenues for the Gathering segment increased $12.2 million for the quarter ended December 31, 2020 as compared with the quarter ended December 31, 2019, which was driven primarily by a 22.7 Bcf increase in gathered volume. The July 31, 2020 acquisition of midstream gathering assets from Shell was the primary driver of this increase as the Tioga gathering system (the name given to the acquired assets) recorded 20.5 Bcf of gathered volume for the quarter ended December 31, 2020. Other contributors to the increase included the Clermont gathering system, which experienced a 4.2 Bcf increase in gathered volume and the Wellsboro gathering system, which experienced a 0.9 Bcf increase in gathered volume. These increases were partially offset by a 1.8 Bcf decrease in gathered volume at the Trout Run gathering system and a 1.0 Bcf decrease in volume at the Covington gathering system. The net increase in gathered volume can be attributed primarily to the increase in Seneca's gross natural gas production in the Appalachian region, which increased despite price-related curtailments initiated by Seneca, as discussed above.

    The Gathering segment’s earnings for the quarter ended December 31, 2020 were $20.6 million, an increase of $4.7 million when compared with earnings of $15.9 million for the quarter ended December 31, 2019. The increase in earnings was primarily attributable to higher gathering revenues ($9.7 million) driven by the increase in gathered volume (discussed above). This earnings increase was partially offset by higher depreciation expense ($2.2 million), higher interest expense ($1.5 million) and higher operating expenses ($1.5 million), with each of these increases primarily being a result of the acquisition of midstream gathering assets from Shell on July 31, 2020. The increase in depreciation expense was largely due to a higher plant balance at the Covington gathering system. The increase in interest expense was primarily driven by additional intercompany long-term borrowings from the Company's long-term debt issuance in June 2020. The increase in operating expenses was largely due to higher lease compression expense associated with the Tioga gathering system.

Utility

Utility Operating Revenues

	Three Months Ended December 31,
(Thousands)	2020	2019	Increase (Decrease)
Retail Sales Revenues:
Residential	$140,844	$145,615	$(4,771)
Commercial	18,207	19,661	(1,454)
Industrial	931	1,267	(336)
	159,982	166,543	(6,561)
Transportation	30,631	33,606	(2,975)
Other	(1,612)	(3,324)	1,712
	$189,001	$196,825	$(7,824)

Utility Throughput

	Three Months Ended December 31,
(MMcf)	2020	2019	Increase (Decrease)
Retail Sales:
Residential	18,412	19,476	(1,064)
Commercial	2,528	2,812	(284)
Industrial	153	217	(64)
	21,093	22,505	(1,412)
Transportation	17,935	20,556	(2,621)
	39,028	43,061	(4,033)

Degree Days

Three Months Ended December 31,				Percent Colder (Warmer) Than
	Normal	2020	2019	Normal(1)	Prior Year(1)
Buffalo, NY	2,253	1,921	2,232	(14.7)%	(13.9)%
Erie, PA	2,044	1,697	1,906	(17.0)%	(11.0)%

(1)Percents compare actual 2020 degree days to normal degree days and actual 2020 degree days to actual 2019 degree days.

2020 Compared with 2019

    Operating revenues for the Utility segment decreased $7.8 million for the quarter ended December 31, 2020 as compared with the quarter ended December 31, 2019.  The decrease primarily resulted from a $6.6 million decrease in retail gas sales revenue and a $3.0 million decrease in transportation revenues. The reduction in retail gas sales revenue was largely due to a decrease in the cost of gas sold (per Mcf) coupled with lower throughput due to warmer weather. The decline in transportation revenues was primarily due to a 2.6 Bcf decrease in transportation throughput as residential customers switched from transportation service to retail service. These decreases were partially offset by a $1.7 million increase in other revenues. The increase in other revenues was largely due to a smaller estimated refund provision recorded during the quarter for the income tax benefits resulting from the 2017 Tax Reform Act ($1.3 million) that are required to be passed back to ratepayers.

    The Utility segment’s earnings for the quarter ended December 31, 2020 were $23.0 million, a decrease of $3.6 million when compared with earnings of $26.6 million for the quarter ended December 31, 2019. The decrease in earnings was largely attributable to higher operating expenses ($2.0 million), which were a result of higher personnel costs and an increase to the allowance for uncollectible accounts, partially offset by lower legal and consultant fees. Higher income tax expense ($1.4 million) and the impact of lower usage and weather on customer margins ($1.2 million) also contributed to the decrease in earnings. The increase to the allowance for uncollectible accounts is related to the COVID-19 pandemic as the Company recorded incremental expense due to the potential for customer non-payment, given the current economic environment. These decreases were slightly offset by the positive earnings impact related to a system modernization tracker in New York ($0.9 million).

    The impact of weather variations on earnings in the Utility segment's New York rate jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment's New York customers. For the quarter ended December 31, 2020, the WNC increased earnings by approximately $1.6 million, as the weather was warmer than normal. For the quarter ended December 31, 2019, the WNC decreased earnings by approximately $0.1 million, as the weather was colder than normal.

Corporate and All Other

2020 Compared with 2019

    Corporate and All Other operations had earnings of $39.6 million for the quarter ended December 31, 2020, an increase of $37.6 million when compared with earnings of $2.0 million for the quarter ended December 31, 2019. The increase in earnings was primarily attributable to the gain recognized on the sale of timber properties by Seneca's Northeast Division for $51.1 million ($37.0 million after-tax) as discussed in Item 1 at Note 2 – Asset Acquisitions and Divestitures.

Interest Expense on Long-Term Debt

    Interest on long-term debt increased $6.8 million for the quarter ended December 31, 2020, as compared to the quarter ended December 31, 2019 due in large part to the issuance of $500.0 million of 5.50% notes on June 3, 2020.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary sources of cash during the three-month period ended December 31, 2020 consisted of cash provided by operating activities and net proceeds from the sale of timber properties. The Company's primary sources of cash during the three-month period ended December 31, 2019 consisted of cash provided by operating activities and net proceeds from short-term borrowings.

Operating Cash Flow

    Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, impairment of oil and gas producing properties, gain on sale of timber properties, deferred income taxes and stock-based compensation.

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

    Because of the seasonal nature of the heating business in the Utility segment, revenues in this business are relatively high during the heating season, primarily the first and second quarters of the fiscal year, and receivable balances historically increase during these periods from the receivable balances at September 30.

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

    Net cash provided by operating activities totaled $204.7 million for the three months ended December 31, 2020, an increase of $37.0 million compared with $167.7 million provided by operating activities for the three months ended December 31, 2019. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Pipeline and Storage segment, the Exploration and Production segment, and the Gathering segment. The increase in the Pipeline and Storage segment was primarily due to higher cash receipts from transportation and storage service, which largely reflects an increase in Supply Corporation's transportation and storage rates effective February 1, 2020 and an increase in demand charges for transportation services from the Empire North project that was placed in service during September 2020 and the Line N to Monaca Project that was placed in service in November 2019. The increase in the Exploration and Production segment and the Gathering segment was primarily due to higher cash receipts from natural gas production and gathering services in the Appalachian region, largely stemming from the July 31, 2020 acquisition of upstream assets and midstream gathering assets from Shell.

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $150.9 million during the three months ended December 31, 2020 and $211.2 million during the three months ended December 31, 2019.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Three Months Ended December 31,	2020		2019		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$81.3	(1)	$126.9	(2)	$(45.6)
Pipeline and Storage:
Capital Expenditures	43.7	(1)	57.1	(2)	(13.4)
Gathering:
Capital Expenditures	8.3	(1)	9.8	(2)	(1.5)
Utility:
Capital Expenditures	17.3	(1)	17.2	(2)	0.1
All Other:
Capital Expenditures	0.1		0.2		(0.1)
Eliminations	0.2		—		0.2
	$150.9		$211.2		$(60.3)

(1)At December 31, 2020, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $35.1 million, $11.2 million, $2.3 million and $3.5 million, respectively, of non-cash capital expenditures. At September 30,

2020, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $45.8 million, $17.3 million, $13.5 million and $10.7 million, respectively, of non-cash capital expenditures.
(2)At December 31, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $62.3 million, $22.7 million, $5.3 million and $3.5 million, respectively, of non-cash capital expenditures.  At September 30, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $38.0 million, $23.8 million, $6.6 million and $12.7 million, respectively, of non-cash capital expenditures.

Exploration and Production

    The Exploration and Production segment capital expenditures for the three months ended December 31, 2020 were primarily well drilling and completion expenditures and included approximately $79.9 million for the Appalachian region (including $30.5 million in the Marcellus Shale area and $43.9 million in the Utica Shale area) and $1.4 million for the West Coast region.  These amounts included approximately $34.3 million spent to develop proved undeveloped reserves.

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

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2020 were primarily for expenditures related to Supply Corporation's FM100 Project ($30.4 million), which is discussed below. In addition, the Pipeline and Storage segment capital expenditures for the three months ended December 31, 2020 included additions, improvements and replacements to this segment’s transmission and gas storage systems. The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2019 were primarily for expenditures related to the Empire North Project ($29.1 million) and Supply Corporation's Line N to Monaca Project ($3.3 million). In addition, the Pipeline and Storage segment capital expenditures for the three months ended December 31, 2019 included additions, improvements and replacements to this segment’s transmission and gas storage systems.

    In light of the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia, specifically in the Marcellus and Utica Shale producing areas, Supply Corporation and Empire have completed and continue to pursue expansion projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines and to on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems. Preliminary survey and investigation costs for expansion, routine replacement or modernization projects are initially recorded as Deferred Charges on the Consolidated Balance Sheet. Management may reserve for preliminary survey and investigation costs associated with large projects by reducing the Deferred Charges balance and increasing Operation and Maintenance Expense on the Consolidated Statement of Income. If it is determined that it is highly probable that a project for which a reserve has been established will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. The amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet.

    Supply Corporation has developed its FM100 Project, which will upgrade a 1950's era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. A precedent agreement has been executed by Supply Corporation and Transco whereby this additional capacity is expected to be leased by Transco and become part of a Transco expansion project ("Leidy South") that will create incremental transportation capacity to Transco Zone 6 markets. Seneca is an anchor shipper on Leidy South, which provides it with an outlet to premium markets from both its Eastern and Western development areas. FERC issued the Section 7(c) certificate on July 17, 2020 and Supply Corporation accepted it on August 14, 2020. The FM100 Project has a target in-service date of late calendar 2021 and a preliminary cost estimate of approximately $280 million. As of December 31, 2020, approximately $34.3 million has been capitalized as Construction Work in Progress for this project.

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

Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). The United States Court of Appeals for the Second Circuit (the “Second Circuit Court of Appeals”) held in the Company’s favor in its appeal of this decision, vacating the NYDEC denial and remanding to the NYDEC. The NYDEC subsequently issued a second denial, which the Company has appealed to the Second Circuit Court of Appeals. The court has held this appeal in abeyance pending the outcome of the FERC waiver appeal, described below. While the Company’s initial appeal was pending before the Second Circuit Court of Appeals, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order, and FERC's decisions have been appealed and are pending in a separate action before the Second Circuit Court of Appeals. In addition, in the Company's state court litigation challenging the NYDEC's actions with regard to various state permits, the New York State Supreme Court issued a decision finding these permits to be preempted. The Company remains committed to the project. The Company will update the $500 million preliminary cost estimate and expected in-service date for the project when there is further clarity on the pending legal actions. As of December 31, 2020, approximately $58.7 million has been spent on the Northern Access project, including $24.0 million that has been spent to study the project, for which no reserve has been established. The remaining $34.7 million spent on the project has been capitalized as Construction Work in Progress.

Gathering

    The majority of the Gathering segment capital expenditures for the three months ended December 31, 2020 included expenditures related to the continued expansion of Midstream Company's Clermont and Wellsboro gathering systems, as discussed below. Midstream Company spent $4.5 million and $3.1 million, respectively, during the three months ended December 31, 2020 on the development of the Clermont and Wellsboro gathering systems. These expenditures were largely attributable to the continued development of centralized station facilities, including increased compression horsepower at the Clermont and Wellsboro gathering systems and additional dehydration on the Clermont gathering system.

    The majority of the Gathering segment capital expenditures for the three months ended December 31, 2019 were for the continued expansion of Midstream Company's Trout Run, Clermont and Wellsboro gathering systems. Midstream Company spent $5.5 million, $3.2 million and $1.1 million, respectively, during the three months ended December 31, 2019 on the development of the Trout Run, Clermont and Wellsboro gathering systems. These expenditures were largely attributable to new gathering pipelines and the continued development of centralized station facilities, including increased compression horsepower at the Trout Run gathering system.

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

Utility

    The majority of the Utility segment capital expenditures for the three months ended December 31, 2020 and December 31, 2019 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

Other Investing Activities

    On December 10, 2020, the Company completed the sale of substantially all timber properties in Pennsylvania to Lyme Emporium Highlands III LLC and Lyme Allegheny Land Company II LLC for net proceeds of $104.6 million. After purchase price adjustments and transaction costs, a gain of $51.1 million was recognized on the sale of these assets ($37.0 million after-tax). The sale of the timber properties completed a reverse like-kind exchange pursuant to Section 1031 of the Internal Revenue Code, as amended (“Reverse 1031 Exchange”). On July 31, 2020, the Company completed its acquisition of certain upstream assets and midstream gathering assets in Pennsylvania from Shell for total consideration of $506.3 million. The purchase and sale agreement with Shell was structured, in part, as a Reverse 1031 Exchange. Refer to Item 8, Note B – Asset Acquisitions and Divestitures, of the Company’s 2020 Form 10-K for additional information concerning the Company’s acquisition of certain upstream assets and midstream gathering assets from Shell.

Project Funding

     Over the past two years, the Company has been financing capital expenditures with cash from operations, short-term and long-term debt, common stock, and proceeds from the sale of timber properties. During the quarters ended December 31, 2020 and December 31, 2019, capital expenditures were funded with cash from operations and short-term debt. The Company issued long-term debt and common stock in June 2020 to help finance the acquisition of upstream assets and midstream gathering assets from Shell. The financing of the asset acquisition from Shell was completed in December 2020 when the Company completed the sale of substantially all of its timber properties, through the completion of the Reverse 1031 Exchange discussed above. Going forward, the Company expects to use cash on hand, cash from operations and short-term borrowings to finance capital expenditures. The level of short-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells. As disclosed above, the Company is precluded from issuing incremental long-term debt beginning in January 2021 as a means of financing these projects. The Company expects this restriction to extend into the second half of fiscal 2021.

    The Company continuously evaluates capital expenditures and potential investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, natural gas storage facilities, natural gas gathering and compression facilities and the expansion of natural gas transmission line capacities, regulated utility assets and other opportunities as they may arise. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market and regulatory conditions.

Financing Cash Flow

    Consolidated short-term debt decreased $5.0 million when comparing the balance sheet at December 31, 2020 to the balance sheet at September 30, 2020. The maximum amount of short-term debt outstanding during the quarter ended December 31, 2020 was $145.8 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2020, the Company had outstanding commercial paper of $25.0 million. The Company did not have any outstanding short-term notes payable to banks at December 31, 2020.

    The Company maintains $1.0 billion of unsecured committed revolving credit access across two facilities. On October 25, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement ("Credit Agreement") with a syndicate of twelve banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through October 25, 2023. In addition to the Credit Agreement, on February 3, 2021, the Company amended its existing 364-Day Credit Agreement to extend the maturity date thereof from May 3, 2021 to December 30, 2022, and to increase the lenders' commitments thereunder from $200.0 million to $250.0 million, among other changes (as amended, the "Amended 364-Day Credit Agreement"). Twelve banks are parties to the Amended 364-Day Credit Agreement, all of which are also lenders under the Credit Agreement. The Company also has uncommitted lines of credit with financial institutions for general corporate purposes. Borrowings under these uncommitted lines of credit would be made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institution and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. Other financial institutions may also provide the Company with uncommitted or discretionary lines of credit in the future.

    The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $250 million. This provision also applies to the Amended 364-Day Credit Agreement. Since July 1, 2018, the Company recorded non-cash, after-tax ceiling test impairments totaling $381.4 million. As a result, at December 31, 2020, $190.7 million was added back to the Company's total capitalization for purposes of the facility, and the Company’s debt to capitalization ratio, as calculated under the facility, was .54. The constraints specified in both the Credit Agreement and Amended 364-Day Credit Agreement would have permitted an additional $1.49 billion in short-term and/or long-term debt to be outstanding at December 31, 2020 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.

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

    The Credit Agreement and Amended 364-Day Credit Agreement contain a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement and the Amended 364-Day Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity.

    The Current Portion of Long-Term Debt at December 31, 2020 consists of $500.0 million aggregate principal amount of 4.90% notes that mature in December 2021. None of the Company's long-term debt as of September 30, 2020 had a maturity date within the following twelve-month period.

    The Company’s embedded cost of long-term debt was 4.85% and 4.69% at December 31, 2020 and December 31, 2019, respectively.

    The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company’s existing indenture covenants at December 31, 2020, the Company is precluded from issuing incremental unsubordinated long-term indebtedness beginning in January 2021 as a result of non-cash impairments of its oil and gas properties recognized during fiscal 2020 and the quarter ended December 31, 2020, as discussed above. The Company expects this restriction to extend into the second half of fiscal 2021. The covenants would not preclude the Company from issuing long-term debt to refund existing long-term debt. In this regard, the Company plans to issue long-term debt during fiscal 2021 to refund its 4.90% notes, in the principal amount of $500 million, that are scheduled to mature in December 2021. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.

    The Company’s 1974 indenture pursuant to which $99.0 million (or 3.7%) of the Company’s long-term debt (as of December 31, 2020) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

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

    During the three months ended December 31, 2020, the Company contributed $5.2 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $0.7 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2021, the Company expects its contributions to the Retirement Plan to be in the range of $10.0 million to $20.0 million. In the remainder of 2021, the Company expects its contributions to its VEBA trusts to be in the range of $2.0 million to $2.5 million.

    The Company, in its Exploration and Production segment, has extended the term of a contractual obligation related to hydraulic fracturing during the quarter ended December 31, 2020. This extension is valued at approximately $82.3 million and extends the contractual obligation through December 31, 2022.

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

    The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2020, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    For a complete discussion of all other market risk sensitive instruments used by the Company, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2020 Form 10-K.

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

    In New York, on March 13, 2020, in response to the COVID-19 pandemic, the Company agreed to NYPSC Staff’s request that the Company suspend service terminations and disconnections. Thereafter, on June 17, 2020, New York enacted a new law that prohibits utilities from terminating or disconnecting services to any residential customer for non-payment for the duration of the state disaster emergency. In addition, the law prohibits residential terminations for non-payment for a period of 180 days running from the end of the state disaster emergency for customers that have experienced a change in financial circumstances due to the COVID-19 state of emergency. Governor Cuomo, through the issuance of executive orders, has extended the declaration of the state disaster emergency through February 26, 2021. The law currently sunsets on March 31, 2021, but legislation extending the moratorium is anticipated. The duration of the aforementioned suspension in New York and its related impact on the Company is uncertain. The Company is anticipating that customer non-payment may increase given higher natural gas usage and the resulting increase in costs for customers. It is uncertain at this point as to whether there would be any regulatory relief for utilities with regard to an increase in costs associated with the COVID-19 pandemic, but it is one of many issues currently being considered in a generic NYPSC proceeding entitled “Proceeding on Motion of the Commission Regarding the Effects of COVID-19 on Utility Service” (Case No. 20-M-0266). Correspondence from NYPSC Staff has recommended that utilities rely on existing avenues of relief for these costs, and has identified additional, more stringent requirements that must be met to achieve relief.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. The rate settlement does not specify any requirement to file a future rate case.

    On March 26, 2020, the PaPUC ratified an Emergency Order that established a Service Termination Moratorium intended to continue during the pendency of Governor Wolf’s March 6, 2020 Proclamation of Disaster Emergency associated with the COVID-19 pandemic. On May 13, 2020, the Company (and other Pennsylvania local distribution companies) received a Secretarial Letter from the PaPUC regarding COVID-19 pandemic cost tracking and regulatory assets. The Secretarial Letter directs utilities to track “extraordinary, nonrecurring incremental COVID-19 related expenses” so the Commission can understand the impact of these expenses on the utilities’ finances. It also authorizes the creation of a utility regulatory asset, but only for incremental uncollectible expenses incurred above those embedded in rates (and incurred since the issuance of the Emergency Order). The Company currently does not anticipate a need to create a regulatory asset for these expenses. On October 8, 2020, the Commission issued an order ending the moratorium effective November 9, 2020, imposing a list of enhanced customer protections that expire on March 31, 2021 and calling for comments by February 16, 2021 regarding policies the Commission should adopt after March 31, 2021. The order also appears to expand the aforementioned potential utility regulatory asset to all incremental COVID-19 related expenses incurred above those embedded in rates. The Company continues to monitor this item for potential deferral opportunity.

Pipeline and Storage

    Supply Corporation’s rate settlement, approved June 1, 2020, provides that no party may make a rate filing for new rates to be effective before February 1, 2024, except that Supply Corporation may file an NGA general Section 4 rate case to change rates if the corporate federal income tax rate is increased. If no case has been filed, Supply Corporation must file for rates to be effective February 1, 2025. Supply has no rate case currently on file.

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

    Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in the United States. These efforts include legislation, legislative proposals and new regulations at the state and federal level, and private party litigation related to greenhouse gas emissions. The U.S. Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA regulates greenhouse gas emissions pursuant to the Clean Air Act. The regulations implemented by EPA impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The Company must continue to comply with all applicable regulations. A number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines and is in the process of evaluating cap-and-trade programs (e.g., Regional Greenhouse Gas Initiative). In California, the Company currently complies with California cap-and-trade rules, which increases the Company's cost of environmental compliance in its Exploration and Production segment. Legislation or regulation that aims to reduce greenhouse gas emissions could also include emissions limits, reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The NYPSC, for example, initiated a proceeding to consider climate-related financial disclosures at the utility operating company level, and the NY State legislature passed the CLCPA that mandates reducing greenhouse gas emissions to 60% of 1990 levels by 2030, and to 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on the promulgation of final regulations and on regulatory treatment afforded in the process. Thus far, the only regulations promulgated in connection with the CLCPA are greenhouse gas emissions limits established by the NYDEC in 6 NYCRR Part 496, effective December 30, 2020. The NYDEC has until January 1, 2024 to issue further rules and regulations implementing the statute. The above-enumerated initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.

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
1.The length and severity of the recent COVID-19 pandemic, including its impacts across our businesses on demand, operations, global supply chains and liquidity;
2.Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;
3.Changes in the price of natural gas or oil;
4.Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;
5.The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;
6.Financial and economic conditions, including the availability of credit, and occurrences affecting the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures and other investments, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;
7.Changes in laws, regulations or judicial interpretations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, real property, and exploration and production activities such as hydraulic fracturing;
8.Delays or changes in costs or plans with respect to Company projects or related projects of other companies, including disruptions due to the COVID-19 pandemic, as well as difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;
9.The Company's ability to complete planned strategic transactions;
10.The Company's ability to successfully integrate acquired assets and achieve expected cost synergies;
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

    For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 8 – Commitments and Contingencies, and Part I, Item 2 - MD&A of this report under the heading “Other Matters – Environmental Matters.”

    For a discussion of certain rate matters involving the NYPSC, refer to Part I, Item 1 of this report at Note 11 – Regulatory Matters.

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2020 Form 10-K have not materially changed other than as set forth below. The risk factors presented below supersede the risk factors having the same caption in the 2020 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2020 Form 10-K. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A of the Company’s 2020 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

    Climate change, and the laws, regulations and other initiatives to address climate change, may impact the Company’s financial results. On January 20, 2021, the federal administration executed the instrument stating the country's intent to rejoin the Paris Agreement, the international effort to establish emissions reduction goals for signatory countries, thus allowing for the U.S. to reenter the Paris Agreement as an official party thirty days later. Under the Paris Agreement, signatory countries are expected to submit their nationally determined contributions to curb greenhouse gas emissions and meet the agreed temperature objectives every five years. In addition to the recent federal intent to reenter the Paris Agreement, state and local governments, non-governmental organizations, and financial institutions have made, and will likely continue to make, more aggressive efforts to reduce emissions and advance the objectives of the Paris Agreement. Recent executive orders from the new federal administration, in addition to federal, state and local legislative and regulatory initiatives proposed or adopted in an attempt to limit the effects of climate change, including greenhouse gas emissions, could have significant impacts on the energy industry including government-imposed limitations, prohibitions or moratoriums on the use and development and production of gas and oil, establishment of a carbon tax, as well as accelerated depreciation of assets and/or stranded assets. For example, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the oil and gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company’s cost of environmental compliance in its Exploration and Production segment operation. In addition, the NYPSC initiated a proceeding to consider climate-related financial disclosures at the utility operating level, and the NY State legislature passed the CLCPA, which created emission reduction and electric generation mandates, and could ultimately impact the Utility segment’s customer base and the Utility segment’s business. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Additionally, the trend toward increased conservation, competition from renewable energy sources, and technological advances to address climate change may reduce the demand for natural gas. For further discussion of the risks associated with environmental regulation to address climate change, refer to Item 7, MD&A under the heading “Environmental Matters” and subheading “Environmental Regulation.”

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

    Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity, including the effects of the COVID-19 pandemic, could adversely affect the Company’s revenues and cash flows or restrict its future growth. The Company is monitoring and responding to the impacts of the COVID-19 pandemic across its businesses. To date, the COVID-19 pandemic has not had a material impact on the Company. However, the Company cannot predict the extent or duration of the outbreak or whether this rapidly evolving situation will have a material impact on the Company’s workforce, supply chain, operations or financial results, including potential regulatory responses to the financial impacts associated with the COVID-19 pandemic on the Company and its customers. Economic conditions in the Company’s utility service territories, along with legislative and regulatory prohibitions and/or limitations on terminations of service, also impact its collections of accounts receivable. For instance, New York enacted legislation that prohibits residential utility terminations for non-payment for the duration of the New York State COVID Disaster Emergency. All of the Company’s segments are exposed to risks associated with the creditworthiness or performance of key suppliers and customers, many of which may be adversely affected by volatile conditions in the financial markets, including volatility caused by the ongoing COVID-19 pandemic. These conditions could result in financial instability or other adverse effects at any of our suppliers or customers. For example, counterparties to the Company’s commodity hedging arrangements or commodity sales contracts might not be able to perform their obligations under these arrangements or contracts. Customers of the Company’s Utility segment may have particular trouble paying their bills during periods of declining economic activity or high commodity prices, potentially resulting in increased bad debt expense and reduced earnings; the PaPUC has directed utilities to track extraordinary, nonrecurring incremental COVID-19 related expenses, and has authorized the creation of a utility regulatory asset but only for incremental

COVID-19 related expenses incurred above those embedded in rates, therefore it is unclear at this time to what extent the PaPUC will, and whether the NYPSC will at all, allow rate recovery for COVID-19 pandemic related expenses. Similarly, if reductions were to occur in funding of the federal Low Income Home Energy Assistance Program, bad debt expense could increase and earnings could decrease. In addition, oil and gas exploration and production companies that are customers of the Company’s Pipeline and Storage segment may decide not to renew contracts for the same transportation capacity during periods of reduced production due to persistent low commodity prices. Any of these events could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Financial accounting requirements regarding exploration and production activities may affect the Company's profitability.

    The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a "ceiling test" calculation, comparing the level of its unamortized investment in oil and gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for oil and gas (based on first day of the month prices and adjusted for hedging) as well as the SEC mandated discount rate. If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be "impaired," and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. Under the Company's existing indenture covenants, an impairment could restrict the Company's ability to issue incremental long-term unsecured indebtedness for a period of time, beginning with the fourth calendar month following the impairment. For the fiscal year ended September 30, 2020 and the quarter ended December 31, 2020, the Company recognized non-cash, pre-tax impairment charges on its oil and natural gas properties of $449.4 million and $76.2 million, respectively, and the Company is precluded from issuing incremental unsubordinated long-term indebtedness for a period beginning in January 2021 and expected to extend into the second half of fiscal 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On October 1, 2020, the Company issued a total of 10,880 unregistered shares of Company common stock to ten non-employee directors of the Company then serving on the Board of Directors of the Company, consisting of 1,088 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended December 31, 2020.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Oct. 1 - 31, 2020	13,724	$41.26	—	6,971,019
Nov. 1 - 30, 2020	18,919	$41.18	—	6,971,019
Dec. 1 - 31, 2020	91,113	$42.71	—	6,971,019
Total	123,756	$42.31	—	6,971,019
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes. During the quarter ended December 31, 2020, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 123,756 shares purchased other than through a publicly announced share repurchase program, 40,969 were purchased for the Company's 401(k) plans and 82,787 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock.  The repurchase program has no expiration date.  The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
•	National Fuel Gas Company By-Laws as amended December 11, 2020 (Exhibit 3.1, Form 8-K dated December 15, 2020)

10.1	Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

10.2	Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

10.3	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated December 14, 2020

10.4	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated December 14, 2020

10.5	Amendment to National Fuel Gas Company Tophat Plan, dated December 14, 2020

10.6	National Fuel Gas Company Non-Employee Directors Deferred Compensation Plan

•
Amendment No. 1 to 364-Day Credit Agreement, dated as of February 3, 2021, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1, Form 8-K dated February 4, 2021)

•
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of February 3, 2021, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2, Form 8-K dated February 4, 2021)

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2020 and 2019.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019, (iii) the Consolidated Balance Sheets at December 31, 2020 and September 30, 2020, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  February 5, 2021