Form 10-Q
period 2022-03-31
NATIONAL FUEL GAS CO
filed 2022-05-06
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 30, 2022: 91,455,696 shares.

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

Precedent Agreement	An agreement between a pipeline company and a potential customer to sign a service agreement after specified events (called “conditions precedent”) happen, usually within a specified time.
Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved undeveloped (PUD) reserves	Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required to make these reserves productive.
Reserves	The unproduced but recoverable oil and/or gas in place in a formation which has been proven by production.
Revenue decoupling mechanism	A rate mechanism which adjusts customer rates to render a utility financially indifferent to throughput decreases resulting from conservation.
S&P	Standard & Poor’s Rating Service
SAR	Stock appreciation right
Service agreement	The binding agreement by which the pipeline company agrees to provide service and the shipper agrees to pay for the service.
SOFR	Secured Overnight Financing Rate
Stock acquisitions	Investments in corporations
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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2022	2021	2022	2021
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$369,092	$270,849	$605,776	$460,315
Exploration and Production and Other Revenues	261,676	220,281	505,957	412,316
Pipeline and Storage and Gathering Revenues	70,952	59,985	136,544	119,644
	701,720	551,115	1,248,277	992,275

Operating Expenses:
Purchased Gas	199,592	106,661	301,219	158,280
Operation and Maintenance:
Utility and Energy Marketing	53,476	52,058	100,120	96,944
Exploration and Production and Other	49,806	41,895	95,425	83,922
Pipeline and Storage and Gathering	33,518	28,133	63,446	56,231
Property, Franchise and Other Taxes	27,717	23,987	52,219	46,768
Depreciation, Depletion and Amortization	91,245	84,342	179,823	167,462
Impairment of Oil and Gas Producing Properties	—	—	—	76,152
	455,354	337,076	792,252	685,759
Gain on Sale of Timber Properties	—	—	—	51,066
Operating Income	246,366	214,039	456,025	357,582
Other Income (Expense):
Other Income (Deductions)	10,018	(10,875)	8,940	(13,051)
Interest Expense on Long-Term Debt	(30,079)	(48,820)	(60,209)	(81,076)
Other Interest Expense	(1,519)	(1,698)	(2,680)	(3,618)
Income Before Income Taxes	224,786	152,646	402,076	259,837
Income Tax Expense	57,458	40,210	102,356	69,627

Net Income Available for Common Stock	167,328	112,436	299,720	190,210

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,281,963	1,028,844	1,191,175	991,630
	1,449,291	1,141,280	1,490,895	1,181,840

Dividends on Common Stock	(41,608)	(40,562)	(83,212)	(81,122)
Balance at March 31	$1,407,683	$1,100,718	$1,407,683	$1,100,718

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.83	$1.23	$3.28	$2.09
Diluted:
Net Income Available for Common Stock	$1.82	$1.23	$3.26	$2.08
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	91,444,638	91,163,291	91,354,488	91,084,620
Used in Diluted Calculation	92,064,711	91,645,679	92,047,467	91,581,918
Dividends Per Common Share:
Dividends Declared	$0.455	$0.445	$0.910	$0.890
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021	2022	2021
Net Income Available for Common Stock	$167,328	$112,436	$299,720	$190,210
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(641,606)	(34,373)	(478,474)	13,648
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	130,221	3,666	292,809	3,977
Other Post-Retirement Adjustment for Regulatory Proceeding	(7,351)	—	(7,351)	—
Other Comprehensive Income (Loss), Before Tax	(518,736)	(30,707)	(193,016)	17,625
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(175,605)	(9,470)	(130,956)	3,760
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	35,641	1,010	80,141	1,096
Income Tax Expense (Benefit) Related to Other Post-Retirement Adjustment for Regulatory Proceeding	(1,544)	—	(1,544)	—
Income Taxes – Net	(141,508)	(8,460)	(52,359)	4,856
Other Comprehensive Income (Loss)	(377,228)	(22,247)	(140,657)	12,769
Comprehensive Income (Loss)	$(209,900)	$90,189	$159,063	$202,979

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	September 30, 2021
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$13,457,342	$13,103,639
Less - Accumulated Depreciation, Depletion and Amortization	6,882,961	6,719,356
	6,574,381	6,384,283
Current Assets
Cash and Temporary Cash Investments	52,569	31,528
Hedging Collateral Deposits	102,370	88,610
Receivables – Net of Allowance for Uncollectible Accounts of $41,483 and $31,639, Respectively	339,421	205,294
Unbilled Revenue	49,551	17,000
Gas Stored Underground	6,302	33,669
Materials, Supplies and Emission Allowances	48,887	53,560
Unrecovered Purchased Gas Costs	3,751	33,128
Other Current Assets	68,265	59,660
	671,116	522,449

Other Assets
Recoverable Future Taxes	123,709	121,992
Unamortized Debt Expense	9,735	10,589
Other Regulatory Assets	57,693	60,145
Deferred Charges	81,646	59,939
Other Investments	103,164	149,632
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	178,102	149,151
Fair Value of Derivative Financial Instruments	1	—
Other	—	1,169
	559,526	558,093

Total Assets	$7,805,023	$7,464,825

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	September 30, 2021
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 91,449,226 Shares and 91,181,549 Shares, Respectively	$91,449	$91,182
Paid in Capital	1,018,784	1,017,446
Earnings Reinvested in the Business	1,407,683	1,191,175
Accumulated Other Comprehensive Loss	(654,254)	(513,597)
Total Comprehensive Shareholders’ Equity	1,863,662	1,786,206
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,081,529	2,628,687
Total Capitalization	3,945,191	4,414,893

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	218,000	158,500
Current Portion of Long-Term Debt	549,000	—
Accounts Payable	135,775	171,655
Amounts Payable to Customers	3,422	21
Dividends Payable	41,608	41,487
Interest Payable on Long-Term Debt	17,376	17,376
Customer Advances	—	17,223
Customer Security Deposits	20,766	19,292
Other Accruals and Current Liabilities	218,139	194,169
Fair Value of Derivative Financial Instruments	802,076	616,410
	2,006,162	1,236,133

Other Liabilities
Deferred Income Taxes	709,598	660,420
Taxes Refundable to Customers	348,480	354,089
Cost of Removal Regulatory Liability	252,471	245,636
Other Regulatory Liabilities	196,589	200,643
Pension and Other Post-Retirement Liabilities	4,756	7,526
Asset Retirement Obligations	207,047	209,639
Other Liabilities	134,729	135,846
	1,853,670	1,813,799
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$7,805,023	$7,464,825

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
OPERATING ACTIVITIES
Net Income Available for Common Stock	$299,720	$190,210
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Timber Properties	—	(51,066)
Impairment of Oil and Gas Producing Properties	—	76,152
Depreciation, Depletion and Amortization	179,823	167,462
Deferred Income Taxes	94,212	61,408
Premium Paid on Early Redemption of Debt	—	15,715
Stock-Based Compensation	10,631	8,657
Reduction of Other Post-Retirement Regulatory Liability	(18,533)	—
Other	14,494	6,742
Change in:
Receivables and Unbilled Revenue	(166,584)	(101,159)
Gas Stored Underground and Materials, Supplies and Emission Allowances	32,040	27,258
Unrecovered Purchased Gas Costs	29,377	(479)
Other Current Assets	(8,605)	(8,447)
Accounts Payable	2,006	8,613
Amounts Payable to Customers	3,401	8,980
Customer Advances	(17,223)	(15,319)
Customer Security Deposits	1,474	2,304
Other Accruals and Current Liabilities	11,164	9,058
Other Assets	(32,659)	11,039
Other Liabilities	(9,119)	5
Net Cash Provided by Operating Activities	425,619	417,133

INVESTING ACTIVITIES
Capital Expenditures	(415,415)	(338,867)
Net Proceeds from Sale of Oil and Gas Producing Properties	13,525	—
Net Proceeds from Sale of Timber Properties	—	104,582
Sale of Fixed Income Mutual Fund Shares in Grantor Trust	30,000	—
Other	13,689	12,095
Net Cash Used in Investing Activities	(358,201)	(222,190)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	59,500	(30,000)
Net Proceeds from Issuance of Long-Term Debt	—	495,267
Reduction of Long-Term Debt	—	(515,715)
Dividends Paid on Common Stock	(83,091)	(81,035)
Net Repurchases of Common Stock	(9,026)	(3,534)
Net Cash Used in Financing Activities	(32,617)	(135,017)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	34,801	59,926
Cash, Cash Equivalents, and Restricted Cash at October 1	120,138	20,541
Cash, Cash Equivalents, and Restricted Cash at March 31	$154,939	$80,467

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$63,490	$68,073

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

    The earnings for the six months ended March 31, 2022 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2022.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
	Balance at October 1, 2021	Balance at March 31, 2022	Balance at October 1, 2020	Balance at March 31, 2021

Cash and Temporary Cash Investments	$31,528	$52,569	$20,541	$80,467
Hedging Collateral Deposits	88,610	102,370	—	—
Cash, Cash Equivalents, and Restricted Cash	$120,138	$154,939	$20,541	$80,467

    The Company considers all highly liquid debt instruments purchased with a maturity date of generally three months or less to be cash equivalents. The Company’s restricted cash is composed entirely of amounts reported as Hedging Collateral Deposits on the Consolidated Balance Sheets. Hedging Collateral Deposits is an account title for cash held in margin accounts funded by the Company to serve as collateral for derivative financial instruments in an unrealized loss position. In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instruments liability or asset balances.

Allowance for Uncollectible Accounts. The allowance for uncollectible accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical experience, the age of customer accounts, other specific information about customer accounts, and the economic and regulatory environment. Account balances are charged off against the allowance twelve months after the account is final billed or when it is anticipated that the receivable will not be recovered.

    Activity in the allowance for uncollectible accounts for the six months ended March 31, 2022 and 2021 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Written-Off	Balance at End of Period
Six Months Ended March 31, 2022
Allowance for Uncollectible Accounts	$31,639	$9,684	$790	$(630)	$41,483
Six Months Ended March 31, 2021
Allowance for Uncollectible Accounts	$22,810	$11,074	$737	$(4,493)	$30,128

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $43.8 million at March 31, 2022, is reduced to zero by September 30 of each year as the inventory is replenished.

Materials, Supplies and Emission Allowances. The components of the Company's materials, supplies and emission allowances are as follows (in thousands):

	At March 31, 2022	At September 30, 2021

Materials and Supplies - at average cost	$37,769	$34,880
Emission Allowances	11,118	18,680
	$48,887	$53,560

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $2.0 billion and $1.9 billion at March 31, 2022 and September 30, 2021, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $124.2 million and $103.8 million at March 31, 2022 and September 30, 2021, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At March 31, 2022, the ceiling exceeded the book value of the oil and gas properties by approximately $1.8 billion.  The estimated future net cash flows were decreased by $452.5 million for hedging under the ceiling test at March 31, 2022

    The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities, gathering lines and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility, Pipeline and Storage and Gathering segments at March 31, 2022.

Accumulated Other Comprehensive Loss. The components of Accumulated Other Comprehensive Loss and changes for the six months ended March 31, 2022 and 2021, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2022
Balance at January 1, 2022	$(213,391)	$(63,635)	$(277,026)
Other Comprehensive Gains and Losses Before Reclassifications	(466,001)	—	(466,001)
Amounts Reclassified From Other Comprehensive Loss	94,580	—	94,580
Other Post-Retirement Adjustment for Regulatory Proceeding	—	(5,807)	(5,807)
Balance at March 31, 2022	$(584,812)	$(69,442)	$(654,254)
Six Months Ended March 31, 2022
Balance at October 1, 2021	$(449,962)	$(63,635)	$(513,597)
Other Comprehensive Gains and Losses Before Reclassifications	(347,518)	—	(347,518)
Amounts Reclassified From Other Comprehensive Loss	212,668	—	212,668
Other Post-Retirement Adjustment for Regulatory Proceeding	—	(5,807)	(5,807)
Balance at March 31, 2022	$(584,812)	$(69,442)	$(654,254)
Three Months Ended March 31, 2021
Balance at January 1, 2021	$10,151	$(89,892)	$(79,741)
Other Comprehensive Gains and Losses Before Reclassifications	(24,903)	—	(24,903)
Amounts Reclassified From Other Comprehensive Loss	2,656	—	2,656
Balance at March 31, 2021	$(12,096)	$(89,892)	$(101,988)
Six Months Ended March 31, 2021
Balance at October 1, 2020	$(24,865)	$(89,892)	$(114,757)
Other Comprehensive Gains and Losses Before Reclassifications	9,888	—	9,888
Amounts Reclassified From Other Comprehensive Income	2,881	—	2,881
Balance at March 31, 2021	$(12,096)	$(89,892)	$(101,988)

    During the quarter ended March 31, 2022, the PaPUC concluded a regulatory proceeding that addressed the recovery of other post-employment benefit (“OPEB”) expenses in Distribution Corporation's Pennsylvania service territory. As a result of that proceeding, Distribution Corporation suspended regulatory accounting for OPEB expenses in Pennsylvania and a regulatory deferral of $7.4 million ($5.8 million after tax) related to the funded status of Distribution Corporation’s other post-

retirement benefit plans in Pennsylvania was reclassified to accumulated other comprehensive loss. For further discussion of this regulatory proceeding, refer to Note 11 — Regulatory Matters under the heading “Pennsylvania Jurisdiction.”

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the six months ended March 31, 2022 and 2021 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($130,271)	($3,761)	($292,899)	($4,071)	Operating Revenues
Foreign Currency Contracts	50	95	90	94	Operating Revenues
	(130,221)	(3,666)	(292,809)	(3,977)	Total Before Income Tax
	35,641	1,010	80,141	1,096	Income Tax Expense
	($94,580)	($2,656)	($212,668)	($2,881)	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2022	At September 30, 2021

Prepayments	$10,242	$14,164
Prepaid Property and Other Taxes	24,048	14,788
State Income Taxes Receivable	3,539	1,502
Regulatory Assets	30,436	29,206
	$68,265	$59,660

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2022	At September 30, 2021

Accrued Capital Expenditures	$41,216	$42,541
Regulatory Liabilities	29,118	60,860
Reserve for Gas Replacement	43,752	—
Liability for Royalty and Working Interests	41,143	31,483
Federal Income Taxes Payable	151	154
Non-Qualified Benefit Plan Liability	15,408	15,408
Other	47,351	43,723
	$218,139	$194,169

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were SARs, restricted stock units and performance shares. For the quarter and six months ended March 31, 2022, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 13,815 securities and 11,883 securities excluded as being antidilutive for the quarter and six months ended March 31, 2022, respectively. There were 334,945 securities excluded as being antidilutive for both the quarter and six months ended March 31, 2021.

Stock-Based Compensation.  The Company granted 195,397 performance shares during the six months ended March 31, 2022. The weighted average fair value of such performance shares was $65.39 per share for the six months ended March 31, 2022. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the six months ended March 31, 2022 include awards that must meet a performance goal related to either relative return on capital over a three-year performance cycle ("ROC performance shares"), methane intensity and greenhouse gas emissions reductions over a three-year performance cycle ("ESG performance shares") or relative shareholder return over a three-year performance cycle ("TSR performance shares"). The performance goal related to the ROC performance shares over the three-year performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve-month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these ROC performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of the ROC performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.

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

    The Company granted 128,050 restricted stock units during the six months ended March 31, 2022.  The weighted average fair value of such restricted stock units was $54.06 per share for the six months ended March 31, 2022.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

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

Note 3 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the quarter and six months ended March 31, 2022 and 2021, presented by type of service from each reportable segment.

Quarter Ended March 31, 2022 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$335,961	$—	$—	$—	$—	$—	$335,961
Production of Crude Oil	49,613	—	—	—	—	—	49,613
Natural Gas Processing	985	—	—	—	—	—	985
Natural Gas Gathering Service	—	—	52,604	—	—	(49,447)	3,157
Natural Gas Transportation Service	—	72,671	—	41,483	—	(18,233)	95,921
Natural Gas Storage Service	—	21,451	—	—	—	(9,253)	12,198
Natural Gas Residential Sales	—	—	—	287,027	—	—	287,027
Natural Gas Commercial Sales	—	—	—	43,193	—	—	43,193
Natural Gas Industrial Sales	—	—	—	2,193	—	—	2,193
Other	5,305	1,275	—	(4,147)	—	(143)	2,290
Total Revenues from Contracts with Customers	391,864	95,397	52,604	369,749	—	(77,076)	832,538
Alternative Revenue Programs	—	—	—	(547)	—	—	(547)
Derivative Financial Instruments	(130,271)	—	—	—	—	—	(130,271)
Total Revenues	$261,593	$95,397	$52,604	$369,202	$—	$(77,076)	$701,720

Six Months Ended March 31, 2022 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$697,242	$—	$—	$—	$—	$—	$697,242
Production of Crude Oil	91,984	—	—	—	—	—	91,984
Natural Gas Processing	2,013	—	—	—	—	—	2,013
Natural Gas Gathering Service	—	—	104,829	—	—	(97,627)	7,202
Natural Gas Transportation Service	—	138,940	—	69,257	—	(35,858)	172,339
Natural Gas Storage Service	—	42,251	—	—	—	(18,278)	23,973
Natural Gas Residential Sales	—	—	—	466,038	—	—	466,038
Natural Gas Commercial Sales	—	—	—	67,191	—	—	67,191
Natural Gas Industrial Sales	—	—	—	3,340	—	—	3,340
Other	7,451	2,556	—	(6,147)	6	(293)	3,573
Total Revenues from Contracts with Customers	798,690	183,747	104,829	599,679	6	(152,056)	1,534,895
Alternative Revenue Programs	—	—	—	6,281	—	—	6,281
Derivative Financial Instruments	(292,899)	—	—	—	—	—	(292,899)
Total Revenues	$505,791	$183,747	$104,829	$605,960	$6	$(152,056)	$1,248,277

Quarter Ended March 31, 2021 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$188,769	$—	$—	$—	$—	$—	$188,769
Production of Crude Oil	33,589	—	—	—	—	—	33,589
Natural Gas Processing	772	—	—	—	—	—	772
Natural Gas Gathering Service	—	—	50,262	—	—	(49,591)	671
Natural Gas Transportation Service	—	64,648	—	39,514	—	(18,187)	85,975
Natural Gas Storage Service	—	21,231	—	—	—	(9,108)	12,123
Natural Gas Residential Sales	—	—	—	203,768	—	—	203,768
Natural Gas Commercial Sales	—	—	—	28,872	—	—	28,872
Natural Gas Industrial Sales	—	—	—	1,368	—	—	1,368
Natural Gas Marketing	—	—	—	—	66	(1)	65
Other	818	825	—	(4,519)	(1)	(97)	(2,974)
Total Revenues from Contracts with Customers	223,948	86,704	50,262	269,003	65	(76,984)	552,998
Alternative Revenue Programs	—	—	—	1,878	—	—	1,878
Derivative Financial Instruments	(3,761)	—	—	—	—	—	(3,761)
Total Revenues	$220,187	$86,704	$50,262	$270,881	$65	$(76,984)	$551,115

Six Months Ended March 31, 2021 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$355,212	$—	$—	$—	$—	$—	$355,212
Production of Crude Oil	58,088	—	—	—	—	—	58,088
Natural Gas Processing	1,324	—	—	—	—	—	1,324
Natural Gas Gathering Service	—	—	97,270	—	—	(96,249)	1,021
Natural Gas Transportation Service	—	129,473	—	68,535	—	(37,777)	160,231
Natural Gas Storage Service	—	41,748	—	—	—	(17,871)	23,877
Natural Gas Residential Sales	—	—	—	341,649	—	—	341,649
Natural Gas Commercial Sales	—	—	—	46,067	—	—	46,067
Natural Gas Industrial Sales	—	—	—	2,290	—	—	2,290
Natural Gas Marketing	—	—	—	—	650	(20)	630
Other	1,029	3,248	—	(6,131)	545	(205)	(1,514)
Total Revenues from Contracts with Customers	415,653	174,469	97,270	452,410	1,195	(152,122)	988,875
Alternative Revenue Programs	—	—	—	7,471	—	—	7,471
Derivative Financial Instruments	(4,071)	—	—	—	—	—	(4,071)
Total Revenues	$411,582	$174,469	$97,270	$459,881	$1,195	$(152,122)	$992,275

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

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $114.5 million for the remainder of fiscal 2022; $202.8 million for fiscal 2023; $182.2 million for fiscal 2024; $164.1 million for fiscal 2025; $143.1 million for fiscal 2026; and $812.9 million thereafter.

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

    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2022 and September 30, 2021.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over-the-counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of March 31, 2022
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$27,725	$—	$—	$—	$27,725
Hedging Collateral Deposits	102,370	—	—	—	102,370
Derivative Financial Instruments:
Foreign Currency Contracts	—	1,284	—	(1,283)	1
Other Investments:
Balanced Equity Mutual Fund	23,690	—	—	—	23,690
Fixed Income Mutual Fund	34,546	—	—	—	34,546
Total	$188,331	$1,284	$—	$(1,283)	$188,332

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas and Oil	—	684,306	—	—	684,306
Over the Counter No Cost Collars – Gas	—	119,044	—	—	119,044
Foreign Currency Contracts	—	9	—	(1,283)	(1,274)
Total	$—	$803,359	$—	$(1,283)	$802,076
Total Net Assets/(Liabilities)	$188,331	$(802,075)	$—	$—	$(613,744)

Recurring Fair Value Measures	At fair value as of September 30, 2021
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$22,269	$—	$—	$—	$22,269
Hedging Collateral Deposits	88,610	—	—	—	88,610
Derivative Financial Instruments:
Over the Counter Swaps – Gas and Oil	—	1,802	—	(1,802)	—
Foreign Currency Contracts	—	938	—	(938)	—
Other Investments:
Balanced Equity Mutual Fund	34,433	—	—	—	34,433
Fixed Income Mutual Fund	70,639	—	—	—	70,639
Total	$215,951	$2,740	$—	$(2,740)	$215,951

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas and Oil	—	601,551	—	(1,802)	599,749
Over the Counter No Cost Collars – Gas	—	17,385	—	—	17,385
Foreign Currency Contracts	—	214	—	(938)	(724)
Total	$—	$619,150	$—	$(2,740)	$616,410
Total Net Assets/(Liabilities)	$215,951	$(616,410)	$—	$—	$(400,459)

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at March 31, 2022 and September 30, 2021 consist of natural gas price swap agreements, natural gas no cost collars, crude oil price swap agreements, and foreign currency contracts, all of which are used in the Company’s Exploration and Production segment. Hedging collateral deposits of $102.4 million (at March 31, 2022) and $88.6 million (at September 30, 2021), which were associated with the price swap agreements, no cost collars and foreign currency contracts, have been reported in Level 1. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2022, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    For the quarters ended March 31, 2022 and March 31, 2021, there were no assets or liabilities measured at fair value and classified as Level 3.

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

	March 31, 2022		September 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,630,529	$2,666,928	$2,628,687	$2,898,552

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At March 31, 2022	At September 30, 2021

Life Insurance Contracts	$44,928	$44,560
Equity Mutual Fund	23,690	34,433
Fixed Income Mutual Fund	34,546	70,639
	$103,164	$149,632

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

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2022 and September 30, 2021.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of March 31, 2022, the Company had the following commodity derivative contracts (swaps and no cost collars) outstanding:

Commodity	Units
Natural Gas	468.4	Bcf
Crude Oil	1,368,000	Bbls

    As of March 31, 2022, the Company was hedging a total of $57.5 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of March 31, 2022, the Company had $802.1 million ($584.8 million after-tax) of net hedging losses included in the accumulated other comprehensive loss balance. It is expected that $550.4 million ($401.3 million after-tax) of such unrealized losses will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2022 and 2021 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				March 31,
	2022	2021		2022	2021
Commodity Contracts	$(642,240)	$(35,123)	Operating Revenue	$(130,271)	$(3,761)
Foreign Currency Contracts	634	750	Operating Revenue	50	95
Total	$(641,606)	$(34,373)		$(130,221)	$(3,666)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2022 and 2021 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Six Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or
(Loss) Reclassified from
Accumulated Other
Comprehensive Income (Loss) on
the Consolidated Balance Sheet
into the Consolidated Statement of
Income for the
 Six Months Ended
				March 31,
	2022	2021		2022	2021
Commodity Contracts	$(479,114)	$10,472	Operating Revenue	$(292,899)	$(4,071)
Foreign Currency Contracts	640	3,176	Operating Revenue	90	94
Total	$(478,474)	$13,648		$(292,809)	$(3,977)

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with eighteen counterparties of which one is in a net gain position of less than $0.1 million. As of March 31, 2022, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    As of March 31, 2022, sixteen of the eighteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At March 31, 2022, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was less than $0.1 million according to the Company’s internal model (discussed in Note 4 – Fair Value Measurements).  At March 31, 2022, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $619.3 million according to the Company's internal model. For its over-the-counter swap agreements, no cost collars and foreign currency forward contracts, $102.4 million of hedging collateral deposits were required to be posted by the Company at March 31, 2022.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 6 – Income Taxes

    The effective tax rates for the quarters ended March 31, 2022 and March 31, 2021 were 25.6% and 26.3%, respectively. The effective tax rates for the six months ended March 31, 2022 and March 31, 2021 were 25.5% and 26.8%, respectively. The decrease in the effective tax rate for the quarter ended March 31, 2022 was primarily due to the realization of the Enhanced Oil Recovery credit in fiscal 2022 that was not available during fiscal 2021. The decrease in the effective tax rate for the six months ended March 31, 2022 was primarily due to differences between the book and tax treatment of equity compensation and the realization of the Enhanced Oil Recovery credit in fiscal 2022, as previously noted.

Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at January 1, 2022	91,437	$91,437	$1,013,821	$1,281,963	$(277,026)
Net Income Available for Common Stock				167,328
Dividends Declared on Common Stock ($0.455 Per Share)				(41,608)
Other Comprehensive Loss, Net of Tax					(377,228)
Share-Based Payment Expense (1)			4,692
Common Stock Issued Under Stock and Benefit Plans	12	12	271
Balance at March 31, 2022	91,449	$91,449	$1,018,784	$1,407,683	$(654,254)

Balance at October 1, 2021	91,182	$91,182	$1,017,446	$1,191,175	$(513,597)
Net Income Available for Common Stock				299,720
Dividends Declared on Common Stock ($0.91 Per Share)				(83,212)
Other Comprehensive Loss, Net of Tax					(140,657)
Share-Based Payment Expense (1)			9,732
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	267	267	(8,394)
Balance at March 31, 2022	91,449	$91,449	$1,018,784	$1,407,683	$(654,254)

Balance at January 1, 2021	91,153	$91,153	$1,004,369	$1,028,844	$(79,741)
Net Income Available for Common Stock				112,436
Dividends Declared on Common Stock ($0.445 Per Share)				(40,562)
Other Comprehensive Loss, Net of Tax					(22,247)
Share-Based Payment Expense (1)			4,283
Common Stock Issued Under Stock and Benefit Plans	11	11	423
Balance at March 31, 2021	91,164	$91,164	$1,009,075	$1,100,718	$(101,988)

Balance at October 1, 2020	90,955	$90,955	$1,004,158	$991,630	$(114,757)
Net Income Available for Common Stock				190,210
Dividends Declared on Common Stock ($0.89 Per Share)				(81,122)
Other Comprehensive Income, Net of Tax					12,769
Share-Based Payment Expense (1)			7,779
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	209	209	(2,862)
Balance at March 31, 2021	91,164	$91,164	$1,009,075	$1,100,718	$(101,988)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the six months ended March 31, 2022, the Company issued 25,251 original issue shares of common stock as a result of SARs exercises, 110,839 original issue shares of common stock for restricted stock units that vested and 265,607 original issue shares of common stock for performance shares that vested.  The Company also issued 15,479 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, including the reinvestment of dividends for certain non-employee directors who elected to defer their shares pursuant to the dividend reinvestment feature of the Company's Deferred Compensation Plan for Directors and Officers during the six months ended March 31, 2022.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the six months ended March 31, 2022, 149,499 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt. Current Portion of Long-Term Debt at March 31, 2022 consists of $500.0 million of 3.75% notes and $49.0 million of 7.395% notes that mature in March 2023. None of the Company's long-term debt as of September 30, 2021 had a maturity date within the following twelve-month period.

Short-Term Borrowings and Debt Restrictions. On February 28, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of twelve banks. The Credit Agreement replaces the previous Fourth Amended and Restated Credit Agreement and 364-Day Credit Agreement. The Credit Agreement provides a $1.0 billion unsecured committed revolving credit facility with an initial maturity date of February 26, 2027.

    On May 3, 2022, the Company entered into an amendment to the Credit Agreement with the same twelve banks under the initial Credit Agreement. This amendment modifies the definition of consolidated capitalization, for purposes of calculating the debt to capitalization ratio under the Credit Agreement, to exclude, beginning with the quarter ending June 30, 2022, all unrealized gains or losses on commodity-related derivative financial instruments and up to $10 million in unrealized gains or losses on other derivative financial instruments included in Accumulated Other Comprehensive Income (Loss) within Total Comprehensive Shareholders' Equity on the Company’s balance sheet.

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

    At March 31, 2022, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $3.8 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at March 31, 2022. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately one year and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

Northern Access Project. On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access project described herein. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). Subsequently, FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order and FERC's decisions were appealed. The Second Circuit Court of Appeals issued an order upholding the FERC waiver orders. In addition, in the Company's state court litigation challenging the NYDEC's actions with regard to various state permits, the New York State Supreme Court issued a decision finding these permits to be preempted. The Company remains committed to the project and, on January 28, 2022, filed with FERC a request for an extension of time to construct the project. As of March 31, 2022, the Company has spent approximately $55.8 million on the project, all of which is recorded on the balance sheet.

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

    The data presented in the tables below reflect financial information for the segments and reconcile to consolidated amounts.  As stated in the 2021 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2021 Form 10-K.  A listing of segment assets at March 31, 2022 and September 30, 2021 is shown in the tables below.

Quarter Ended March 31, 2022 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$261,593	$67,795	$3,157	$369,092	$701,637	$—	$83	$701,720
Intersegment Revenues	$—	$27,602	$49,447	$110	$77,159	$—	$(77,159)	$—
Segment Profit: Net Income (Loss)	$71,121	$25,470	$22,092	$53,048	$171,731	$—	$(4,403)	$167,328

Six Months Ended March 31, 2022 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$505,791	$129,342	$7,202	$605,776	$1,248,111	$—	$166	$1,248,277
Intersegment Revenues	$—	$54,405	$97,627	$184	$152,216	$6	$(152,222)	$—
Segment Profit: Net Income (Loss)	$133,490	$50,637	$45,229	$75,178	$304,534	$(7)	$(4,807)	$299,720

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2022	$2,535,426	$2,330,802	$845,379	$2,247,733	$7,959,340	$235	$(154,552)	$7,805,023
At September 30, 2021	$2,286,058	$2,296,030	$837,729	$2,148,267	$7,568,084	$4,146	$(107,405)	$7,464,825

Quarter Ended March 31, 2021 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$220,187	$59,314	$671	$270,784	$550,956	$64	$95	$551,115
Intersegment Revenues	$—	$27,390	$49,591	$97	$77,078	$1	$(77,079)	$—
Segment Profit: Net Income (Loss)	$36,822	$24,928	$20,700	$32,044	$114,494	$(983)	$(1,075)	$112,436

Six Months Ended March 31, 2021 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$411,582	$118,623	$1,021	$459,684	$990,910	$1,175	$190	$992,275
Intersegment Revenues	$—	$55,846	$96,249	$197	$152,292	$20	$(152,312)	$—
Segment Profit: Net Income	$7,199	$49,112	$41,250	$55,081	$152,642	$36,577	$991	$190,210

Note 10 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2022	2021	2022	2021

Service Cost	$2,190	$2,466	$332	$400
Interest Cost	5,707	5,422	2,267	2,326
Expected Return on Plan Assets	(13,074)	(14,537)	(7,340)	(7,241)
Amortization of Prior Service Cost (Credit)	134	158	(107)	(107)
Amortization of (Gains) Losses	6,601	9,203	(1,903)	212
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	8,418	7,710	4,274	9,451

Net Periodic Benefit Cost (Income)	$9,976	$10,422	$(2,477)	$5,041

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2022	2021	2022	2021

Service Cost	$4,379	$4,932	$664	$801
Interest Cost	11,414	10,843	4,533	4,652
Expected Return on Plan Assets	(26,147)	(29,074)	(14,680)	(14,482)
Amortization of Prior Service Cost (Credit)	268	316	(214)	(214)
Amortization of (Gains) Losses	13,202	18,407	(3,805)	424
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	12,838	11,422	10,519	16,303

Net Periodic Benefit Cost (Income)	$15,954	$16,846	$(2,983)	$7,484

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

Employer Contributions.    During the six months ended March 31, 2022, the Company contributed $15.0 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $1.6 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2022, the Company expects its contributions to the Retirement Plan to be in the range of $5.0 million to $10.0 million. In the remainder of 2022, the Company expects its contributions to its VEBA trusts to be in the range of $1.0 million to $1.5 million.

Note 11 – Regulatory Matters

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order provided for a return on equity of 8.7%, and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018.

    On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31,

2023). The extension is contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to April 1, 2023.

    In response to the COVID-19 pandemic, various legislative actions and NYPSC Staff requests resulted in the Company suspending service terminations and disconnections for a period of time. All legislative prohibitions have expired and the Company has agreed to refrain from terminating residential customers (1) with a pending application for arrears payments through the Emergency Rental Assistance Program administered by the Office of Temporary Disability and (2) participating in the Company’s Statewide Low Income Program (EAP) through September 1, 2022.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. The rate settlement does not specify any requirement to file a future rate case.

    On July 22, 2021, Distribution Corporation filed a supplement to its current Pennsylvania tariff proposing to reduce base rates effective October 1, 2021 by $7.7 million in order to stop collecting other post-employment benefit (“OPEB”) expenses from customers, to begin to refund to customers overcollected OPEB expenses in the amount of $50.0 million, to suspend all regulatory accounting for OPEB expenses and record the cumulative amount of OPEB income previously deferred as a regulatory liability, and to make certain other adjustments to further reduce Distribution Corporation’s regulatory liability associated with OPEB expenses. The PaPUC issued an order approving this tariff supplement on September 15, 2021 and new rates went into effect on October 1, 2021. On September 21, 2021, a complaint was filed in the proceeding. While new rates, including associated refunds, went into effect on October 1, 2021, the Company decided to wait for resolution of the complaint before suspending regulatory accounting for OPEB expenses and recording the cumulative amount of OPEB income previously deferred as a regulatory liability in its consolidated financial statements. The PaPUC assigned the matter to an Administrative Law Judge who, on January 6, 2022, issued a Recommended Decision approving a settlement reached by parties to the complaint proceeding. Under the terms of the settlement, customer refunds of overcollected OPEB expenses increased from $50.0 million to $54.0 million. The Recommended Decision was approved by the PaPUC on February 24, 2022. Accordingly, the Company suspended regulatory accounting for OPEB expenses at that time and recorded an $18.5 million adjustment during the quarter ended March 31, 2022 to reduce its regulatory liability for previously deferred OPEB income amounts through September 30, 2021 and to increase Other Income (Deductions) on the consolidated financial statements by a like amount. The refunds specified in the tariff supplement will be funded entirely by grantor trust assets held by the Company, most of which are included in a fixed income mutual fund that is a component of Other Investments on the Company’s Consolidated Balance Sheet. With the elimination of OPEB expenses in base rates, Distribution Corporation will no longer fund the grantor trust or its VEBA trusts in its Pennsylvania jurisdiction.

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

Note 12 – Leases

    In October 2021, the Company executed two lease contracts for drilling rig services in Pennsylvania with lease terms of greater than one year. The first of the new lease contracts commenced in December 2021 with estimated lease payments of $8.4 million over the lease term, and the second commenced in January 2022 with estimated lease payments of $11.9 million over the lease term. Both leases have been recognized on the Consolidated Balance Sheet at March 31, 2022. A right-of-use operating lease asset of $16.4 million is recorded in Deferred Charges for both leases with the current portion of the operating lease liability ($14.2 million) recorded in Other Accruals and Current Liabilities and the noncurrent portion of the operating lease liability ($2.2 million) recorded in Other Liabilities.

Note 13 – Subsequent Event

    On May 1, 2022, the Company entered into a purchase and sale agreement to sell Seneca’s California oil and gas assets to Sentinel Peak Resources California LLC for total consideration between $280 million and $310 million, depending on oil prices. This consideration consists of $280 million in cash at closing, plus up to three annual contingent payments between calendar 2023 and 2025 that can total $30 million in aggregate. The transaction has an effective date of April 1, 2022 and is expected to close on June 30, 2022, subject to customary closing conditions (including waivers of certain transfer restrictions). The Company pursued this sale given the strong commodity price environment and the Company’s strategic focus in the Appalachian Basin. Under the full cost method of accounting for oil and natural gas properties, it is expected that substantially all of the sale proceeds received at closing will be accounted for as a reduction of capitalized costs since the disposition will not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. A portion of the sales proceeds will be applied to assets that are not subject to the full cost method of accounting.

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

    On May 1, 2022, the Company entered into a purchase and sale agreement to sell Seneca’s California oil and gas assets to Sentinel Peak Resources California LLC for total consideration between $280 million and $310 million, depending on oil prices. This consideration consists of $280 million in cash at closing, plus up to three annual contingent payments between calendar 2023 and 2025 that can total $30 million in aggregate. The transaction has an effective date of April 1, 2022 and is expected to close on June 30, 2022, subject to customary closing conditions (including waivers of certain transfer restrictions). The Company pursued this sale given the strong commodity price environment and the Company’s strategic focus in the Appalachian Basin. Under the full cost method of accounting for oil and natural gas properties, it is expected that substantially all of the sale proceeds received at closing will be accounted for as a reduction of capitalized costs since the disposition will not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. A portion of the sales proceeds will be applied to assets that are not subject to the full cost method of accounting.

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

    On February 28, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of twelve banks. The Credit Agreement replaces the previous Fourth Amended and Restated Credit Agreement and 364-Day Credit Agreement. The Credit Agreement provides a $1.0 billion unsecured committed revolving credit facility with an initial maturity date of February 26, 2027.

    From a financing perspective, the Company expects to use cash on hand and cash from operations, as well as short-term borrowings, to meet its financing needs for fiscal 2022. The Company may issue long-term debt during fiscal 2022 to replace all or a portion of its March 2023 debt maturities.

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

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling. At March 31, 2022, the ceiling exceeded the book value of the oil and gas properties by approximately $1.8 billion. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2022, based on posted Midway Sunset prices, was $74.02 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2022, based on the quoted Henry Hub spot price for natural gas, was $4.09 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended March 31, 2022. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.)  The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amounts the ceiling would have exceeded the book value of the Company's oil and gas properties at March 31, 2022 if natural gas prices were $0.25 per MMBtu lower than the average prices used at March 31, 2022, if crude oil prices were $5 per Bbl lower than the average prices used at March 31, 2022, and if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at March 31, 2022 (all amounts are presented after-tax). In all such cases, these price decreases would not have resulted in an impairment charge. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices
Excess of Ceiling over Book Value under Sensitivity Analysis	$1,485.0	$1,724.6	$1,450.5

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

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $167.3 million for the quarter ended March 31, 2022 compared to earnings of $112.4 million for the quarter ended March 31, 2021.  The increase in earnings of $54.9 million is primarily the result of higher earnings in all reportable segments, partially offset by losses in the Corporate category.

    The Company's earnings were $299.7 million for the six months ended March 31, 2022 compared to earnings of $190.2 million for the six months ended March 31, 2021.  The increase in earnings of $109.5 million is primarily the result of higher earnings in all reportable segments, partially offset by losses in the Corporate and All Other categories.

    The Company's earnings for the quarter and six months ended March 31, 2022 include the reduction of an OPEB regulatory liability that increased earnings by $18.5 million ($14.6 million after-tax) recorded in the Utility segment in accordance with a regulatory proceeding in Distribution Corporation's Pennsylvania service territory. The Company's earnings for the six months ended March 31, 2021 included a non-cash impairment charge of $76.2 million ($55.2 million after-tax) recorded during the quarter ended December 31, 2020 for the Exploration and Production segment's oil and gas producing properties. The Company's earnings for the six months ended March 31, 2021 also included a gain recognized on the sale of timber properties of $51.1 million ($37.0 million after-tax) recorded during the quarter ended December 31, 2020 in the Company's All Other category. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Exploration and Production	$71,121	$36,822	$34,299	$133,490	$7,199	$126,291
Pipeline and Storage	25,470	24,928	542	50,637	49,112	1,525
Gathering	22,092	20,700	1,392	45,229	41,250	3,979
Utility	53,048	32,044	21,004	75,178	55,081	20,097
Total Reportable Segments	171,731	114,494	57,237	304,534	152,642	151,892
All Other	—	(983)	983	(7)	36,577	(36,584)
Corporate	(4,403)	(1,075)	(3,328)	(4,807)	991	(5,798)
Total Consolidated	$167,328	$112,436	$54,892	$299,720	$190,210	$109,510

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Gas (after Hedging)	$218,486	$186,530	$31,956	$424,287	$349,038	$75,249
Oil (after Hedging)	36,817	32,067	4,750	72,040	60,191	11,849
Gas Processing Plant	985	772	213	2,013	1,324	689
Other	5,305	818	4,487	7,451	1,029	6,422
	$261,593	$220,187	$41,406	$505,791	$411,582	$94,209

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Gas Production (MMcf)
Appalachia	83,565	81,446	2,119	164,954	157,115	7,839
West Coast	397	428	(31)	805	869	(64)
Total Production	83,962	81,874	2,088	165,759	157,984	7,775

Oil Production (Mbbl)
Appalachia	1	1	—	1	1	—
West Coast	522	561	(39)	1,070	1,124	(54)
Total Production	523	562	(39)	1,071	1,125	(54)

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$3.97	$2.28	$1.69	$4.18	$2.23	$1.95
West Coast	$10.04	$7.14	$2.90	$9.91	$6.07	$3.84
Weighted Average	$4.00	$2.31	$1.69	$4.21	$2.25	$1.96
Weighted Average After Hedging	$2.60	$2.28	$0.32	$2.56	$2.21	$0.35

Average Oil Price/Bbl
Appalachia	$78.32	$48.47	$29.85	$75.38	$43.83	$31.55
West Coast	$94.95	$59.83	$35.12	$85.93	$51.64	$34.29
Weighted Average	$94.93	$59.82	$35.11	$85.93	$51.63	$34.30
Weighted Average After Hedging	$70.45	$57.11	$13.34	$67.30	$53.50	$13.80

2022 Compared with 2021

    Operating revenues for the Exploration and Production segment increased $41.4 million for the quarter ended March 31, 2022 as compared with the quarter ended March 31, 2021. Gas production revenue after hedging increased $32.0 million due to the impact of a 2.1 Bcf increase in natural gas production, together with a $0.32 per Mcf increase in the weighted average price of natural gas after hedging. Natural gas production increased largely due to additional production from new Marcellus and Utica wells in the Appalachian region. Oil production revenue after hedging increased $4.8 million due to an increase in the weighted average price of oil after hedging of $13.34 per Bbl, partially offset by the impact of a 39 Mbbl decrease in oil production. The decrease in oil production was largely due to natural production declines. In addition, other revenue increased $4.5 million and gas processing plant revenue increased $0.2 million. The increase in other revenue is primarily attributed to a temporary capacity release through March 2022 for a small portion of this segment's Leidy South transportation contract combined with operating revenue from Highland Field Services water treatment plants acquired at the end of fiscal 2021.

    Operating revenues for the Exploration and Production segment increased $94.2 million for the six months ended March 31, 2022 as compared with the six months ended March 31, 2021. Gas production revenue after hedging increased $75.2 million due to the impact of a 7.8 Bcf increase in natural gas production combined with a $0.35 per Mcf increase in the weighted average price of natural gas after hedging. The increase in natural gas production was largely due to additional production from new Marcellus and Utica wells in the Appalachian region during the six months ended March 31, 2022 as compared with the six months ended March 31, 2021. Oil production revenue after hedging increased $11.8 million due to a $13.80 per Bbl increase in the weighted average price of oil after hedging, offset by the impact of a 54 Mbbl decrease in oil production. The decrease in oil production was largely due to natural production declines. In addition, other revenue increased $6.4 million and gas processing plant revenue increased $0.7 million. The increase in other revenue is primarily attributed to a temporary capacity release for a small portion of this segment's Leidy South transportation contract combined with operating revenue from Highland Field Services water treatment plants acquired at the end of fiscal 2021.

    The Exploration and Production segment's earnings for the quarter ended March 31, 2022 were $71.1 million, an increase of $34.3 million when compared with earnings of $36.8 million for the quarter ended March 31, 2021. The increase in earnings was due to higher natural gas production ($3.8 million), higher natural gas prices after hedging ($21.5 million), higher oil prices after hedging ($5.5 million), higher other revenue ($3.5 million) and lower interest expense ($2.6 million). The Exploration and Production segment also recognized a loss in March 2021 ($10.7 million) for its share of the premium paid by the Company to redeem $500 million of the Company’s 4.90% notes that were scheduled to mature in December 2021. The positive earnings impact of these items was partially offset by lower oil production ($1.8 million), higher lease operating and transportation expenses ($4.4 million), higher depletion expense ($3.5 million), higher other operating expenses ($1.7 million), higher other taxes ($1.9 million) and higher income tax expense ($0.3 million). The decrease in interest expense can largely be attributed to a lower average amount of intercompany long-term borrowings outstanding combined with a lower average interest rate on such borrowings. The increase in lease operating and transportation expenses was primarily the result of increased well workover costs and higher steam fuel costs in the West Coast region. The increase in depletion expense was primarily due to the net increase in production combined with a $0.04 per Mcf increase in the depletion rate. The increase in other operating expenses was partially attributed to an increase in operating costs associated with the Highland Field Services water treatment plants acquired at the end of fiscal 2021, as well as higher consulting services and technology-related expenses. The increase in other taxes was mainly attributed to increased Impact Fees in the Appalachian region as a result of an increase in natural gas prices. The Impact Fees are calculated annually based on calendar year NYMEX natural gas prices.

    The Exploration and Production segment's earnings for the six months ended March 31, 2022 were $133.5 million, an increase of $126.3 million when compared with earnings of $7.2 million for the six months ended March 31, 2021. The increase in earnings was primarily attributable to an impairment of oil and gas properties ($55.2 million) recorded during the six months ended March 31, 2021, higher natural gas production ($13.6 million), higher natural gas prices after hedging ($45.9 million), higher oil prices after hedging ($11.7 million), higher other revenue ($5.1 million), higher gas processing plant revenue ($0.5 million), lower interest expense ($5.2 million) and lower income tax expense ($0.6 million). The Exploration and Production segment also recognized a loss in March 2021 ($10.7 million) for its share of the premium paid by the Company to redeem $500 million of the Company’s 4.90% notes that were scheduled to mature in December 2021. These increases in earnings were partially offset by lower oil production ($2.3 million), higher lease operating and transportation expenses ($7.2 million), higher depletion expense ($6.8 million), higher other operating expenses ($3.0 million) and higher other taxes ($2.9 million). The decrease in interest expense can largely be attributed to a lower average amount of intercompany long-term borrowings outstanding combined with a lower average interest rate on such borrowings. The increase in lease operating and transportation expenses was primarily the result of increased well workover costs and higher steam fuel costs in the West Coast region combined with gathering and transportation costs in the Appalachian region due to increased production. The increase in depletion expense was primarily due to the net increase in production combined with a $0.03 per Mcf increase in the depletion rate. The increase in other operating expenses was partially attributed to an increase in operating costs associated with the Highland Field Services water treatment plants acquired at the end of fiscal 2021, as well as higher consulting services, personnel costs and technology-related expenses. The increase in other taxes was mainly attributed to increased Impact Fees in the Appalachian region, as discussed above.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Firm Transportation	$72,259	$64,405	$7,854	$138,084	$129,004	$9,080
Interruptible Transportation	412	243	169	856	469	387
	72,671	64,648	8,023	138,940	129,473	9,467
Firm Storage Service	21,451	21,220	231	42,251	41,705	546
Interruptible Storage Service	—	11	(11)	—	43	(43)
Other	1,275	825	450	2,556	3,248	(692)
	$95,397	$86,704	$8,693	$183,747	$174,469	$9,278

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Firm Transportation	232,030	209,496	22,534	425,623	412,524	13,099
Interruptible Transportation	752	435	317	1,520	1,024	496
	232,782	209,931	22,851	427,143	413,548	13,595

2022 Compared with 2021

    Operating revenues for the Pipeline and Storage segment increased $8.7 million for the quarter ended March 31, 2022 as compared with the quarter ended March 31, 2021.  The increase in operating revenues was primarily due to an increase in transportation revenues of $8.0 million and an increase in other revenue of $0.5 million. The increase in transportation revenues was primarily attributable to new demand charges for transportation service from the expansion portion of Supply Corporation's FM100 Project, which was placed into service in December 2021, partially offset by revenue decreases associated with miscellaneous contract terminations and revisions. The increase in other revenue primarily reflects higher cashout revenues partially offset by lower electric surcharge true-up revenues. Cashout revenues are completely offset by purchased gas expense. Revenues collected through the electric surcharge mechanism are completely offset by electric power costs recorded in operation and maintenance expense.

    Operating revenues for the Pipeline and Storage segment increased $9.3 million for the six months ended March 31, 2022 as compared with the six months ended March 31, 2021.  The increase in operating revenues was primarily due to an increase in transportation revenues of $9.5 million and an increase in storage revenues of $0.5 million, partially offset by a decrease in other revenues of $0.7 million. The increase in transportation revenues was primarily attributable to new demand charges for transportation service from Supply Corporation's FM100 Project being placed into service as mentioned above, partially offset by revenue decreases associated with miscellaneous contract terminations and revisions. In addition, a surcharge for Pipeline Safety and Greenhouse Gas Regulatory Costs (PS/GHG Regulatory Costs) that went into effect in November 2020 associated with Supply Corporation’s 2020 rate case settlement also contributed to the increase in transportation revenues and was primarily responsible for the increase in storage revenues. The decrease in other revenue primarily reflects the non-recurrence of revenue associated with a contract buyout that occurred during the quarter ended December 31, 2020, partially offset by higher cashout revenues.

    Transportation volume for the quarter ended March 31, 2022 increased by 22.9 Bcf from the prior year's quarter, primarily due to an increase in volume from the FM100 Project, which was brought online in December 2021, combined with an increase in volume from colder weather and an increase in capacity utilization by certain contract shippers. For the six months ended March 31, 2022, transportation volume increased by 13.6 Bcf from the prior year's six-month period ended March 31, 2021. The increase in transportation volume for the six-month period primarily reflects an increase in volume from the FM100 Project. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2022 were $25.5 million, an increase of $0.6 million when compared with earnings of $24.9 million for the quarter ended March 31, 2021. The increase in earnings was primarily due to the earnings impact of higher operating revenues of $6.9 million, as discussed above. These earnings increases were partially offset by an increase in operating expenses ($3.7 million) and an increase in depreciation expense ($1.2 million). The increase in operating expenses was primarily due to a decrease in the reserve for preliminary project costs recorded in the quarter ended March 31, 2021 that did not recur this fiscal year, as well as higher pipeline integrity costs and vehicle fuel costs. This was partially offset by lower power costs related to Empire's electric motor drive compressor station. The Pipeline and Storage segment also experienced higher purchased gas costs ($0.6 million), largely related to Empire's natural gas driven compressor stations. The electric power costs and purchased gas costs are offset by an equal amount of revenue, as discussed above. The increase in depreciation expense was primarily due to incremental depreciation from Supply's FM100 Project going into service in December 2021.

    The Pipeline and Storage segment’s earnings for the six months ended March 31, 2022 were $50.6 million, an increase of $1.5 million when compared with earnings of $49.1 million for the six months ended March 31, 2021. The increase in earnings was primarily due to the earnings impact of higher operating revenues of $7.3 million, as discussed above, combined with an increase in other income ($0.9 million). The increase in other income was mainly due to higher non-service pension and post-retirement benefit income and an increase in allowance for funds used during construction (equity component) related to the construction of the FM100 Project. These earnings increases were partially offset by an increase in operating expenses ($4.5 million) and an increase in depreciation expense ($1.5 million). The increase in operating expenses was primarily due to a decrease in the reserve for preliminary project costs recorded in the six months ended March 31, 2021 that did not recur this fiscal year, as well as an increase in vehicle fuel costs and utilities expenses. The Pipeline and Storage segment also experienced higher purchased gas costs ($1.0 million), largely related to Empire's natural gas driven compressor stations. Purchased gas costs are offset by an equal amount of revenue, as discussed above. The increase in depreciation expense was primarily due to incremental depreciation from Supply's FM100 Project going into service in December 2021.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Gathering Revenues	$52,604	$50,262	$2,342	$104,829	$97,270	$7,559

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Gathered Volume - (MMcf)	103,736	95,121	8,615	204,829	183,466	21,363

2022 Compared with 2021

    Operating revenues for the Gathering segment increased $2.3 million for the quarter ended March 31, 2022 as compared with the quarter ended March 31, 2021, which was driven primarily by an 8.6 Bcf increase in gathered volume. The increase in gathered volume can be attributed primarily to an increase in non-affiliated natural gas production on the Trout Run gathering system in the Appalachian region.

    Operating revenues for the Gathering segment increased $7.6 million for the six months ended March 31, 2022 as compared with the six months ended March 31, 2021, which was driven primarily by a 21.4 Bcf increase in gathered volume. Contributors to the increase included the Trout Run, Clermont and Wellsboro gathering systems, which recorded increases of 13.7 Bcf, 7.3 Bcf and 4.8 Bcf, respectively, partially offset by the Covington gathering system, which recorded a decrease of 4.4 Bcf. The net increase in gathered volume can be attributed primarily to an increase in non-affiliated natural gas production on the Trout Run gathering system in the Appalachian region and, to a lesser extent, an increase in Seneca's gross natural gas production in the Appalachian region.

    The Gathering segment’s earnings for the quarter ended March 31, 2022 were $22.1 million, an increase of $1.4 million when compared with earnings of $20.7 million for the quarter ended March 31, 2021. The increase in earnings was mainly due to higher gathering revenues ($1.8 million) driven by the increase in gathered volume, as discussed above. Additionally, the Gathering segment's earnings were positively impacted as a result of the Gathering segment's recognition of a loss during the quarter end March 31, 2021 ($0.7 million) for its share of the premium paid by the Company to redeem $500 million of the Company's 4.90% notes that were scheduled to mature in December 2021. These earnings increases were partially offset by higher operating expenses ($0.6 million) and higher income tax expense ($0.5 million). The increase in operating expenses was largely attributable to higher outside services costs associated with preventative maintenance overhauls on the Trout Run and Clermont gathering systems.

    The Gathering segment’s earnings for the six months ended March 31, 2022 were $45.2 million, an increase of $3.9 million when compared with earnings of $41.3 million for the six months ended March 31, 2021.  The increase in earnings was mainly due to higher gathering revenues ($6.0 million) driven by the increase in gathered volume, as discussed above. Additionally, the Gathering segment's earnings were positively impacted as a result of the Gathering segment's recognition of a loss during the quarter end March 31, 2021 ($0.7 million) for its share of the premium paid by the Company to redeem $500 million of the Company's 4.90% notes that were scheduled to mature in December 2021. Earnings also decreased due to higher operating expenses ($1.3 million), higher depreciation expense ($0.6 million) and higher income tax expense ($0.7 million). The increase in operating expenses was largely attributable to higher outside services costs associated with preventative maintenance overhauls on the Trout Run and Clermont gathering systems. The increase in depreciation expense was largely due to higher plant balances associated with the Clermont gathering system.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Retail Sales Revenues:
Residential	$286,329	$204,398	$81,931	$469,037	$345,241	$123,796
Commercial	41,668	28,196	13,472	66,910	46,404	20,506
Industrial	2,193	1,370	823	3,350	2,301	1,049
	330,190	233,964	96,226	539,297	393,946	145,351
Transportation	43,159	41,436	1,723	72,810	72,066	744
Other	(4,147)	(4,519)	372	(6,147)	(6,131)	(16)
	$369,202	$270,881	$98,321	$605,960	$459,881	$146,079

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Retail Sales:
Residential	32,026	29,052	2,974	49,521	47,465	2,056
Commercial	4,923	4,309	614	7,466	6,836	630
Industrial	268	223	45	392	376	16
	37,217	33,584	3,633	57,379	54,677	2,702
Transportation	25,745	24,584	1,161	43,338	42,518	820
	62,962	58,168	4,794	100,717	97,195	3,522

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2022	2021	Normal(1)	Prior Year(1)
Buffalo, NY	3,290	3,161	2,978	(3.9)%	6.1%
Erie, PA	3,108	2,973	2,750	(4.3)%	8.1%
Six Months Ended March 31,
Buffalo, NY	5,543	4,865	4,899	(12.2)%	(0.7)%
Erie, PA	5,152	4,533	4,447	(12.0)%	1.9%

(1)Percents compare actual 2022 degree days to normal degree days and actual 2022 degree days to actual 2021 degree days.

2022 Compared with 2021

    Operating revenues for the Utility segment increased $98.3 million for the quarter ended March 31, 2022 as compared with the quarter ended March 31, 2021. The increase resulted from a $96.2 million increase in retail gas sales revenue, which was primarily due to a significant increase in the cost of gas sold (per Mcf) coupled with higher throughput due to colder weather. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. In addition, there was a $1.7 million increase in transportation revenues and a $0.4 million increase in other revenues. The increase in transportation revenues was largely the result of a 1.2 Bcf increase in transportation throughput due to colder weather. The increase in other revenues was mainly the result of higher late payment charges billed to customers and higher capacity release revenues, partially offset by a larger estimated refund provision for the income tax benefits resulting from the 2017 Tax Reform Act.

    Operating revenues for the Utility segment increased $146.1 million for the six months ended March 31, 2022 as compared with the six months ended March 31, 2021. The increase largely resulted from a $145.4 million increase in retail gas sales revenue and a $0.7 million increase in transportation revenues. The increase in retail gas sales revenue was primarily due to a significant increase in the cost of gas sold (per Mcf). The increase in transportation revenues was largely due to 0.8 Bcf increase in transportation throughput during the six months ended March 31, 2022.

    The Utility segment’s earnings for the quarter ended March 31, 2022 were $53.0 million, an increase of $21.0 million when compared with earnings of $32.0 million for the quarter ended March 31, 2021. In February 2022, the PaPUC concluded a regulatory proceeding that addressed Distribution Corporation's recovery of other post-employment benefit ("OPEB") expenses. As a result of that proceeding, Distribution Corporation recorded an adjustment to an OPEB-related regulatory liability that increased earnings ($14.6 million) and agreed to reduce its base rates in Pennsylvania to eliminate the recovery of OPEB expenses effective October 1, 2021, which reduced earnings for the quarter ($3.1 million). Additional details related to the regulatory proceeding are discussed in the Rate Matters section and in Item 1 at Note 11 – Regulatory Matters. With the elimination of OPEB expenses in customer rates, earnings benefited from a decrease in non-service post-retirement benefit costs ($5.2 million) as Distribution Corporation's Pennsylvania service territory recognized OPEB income during the quarter ended March 31, 2022 compared to the prior year period when it recognized OPEB expenses to match against the OPEB amounts collected in base rates.

    Higher usage and the impact of weather on customer margins ($3.0 million), as well as the impact of a system modernization tracker in New York ($1.6 million), also contributed to the increase in earnings when comparing the quarter ended March 31, 2022 to the quarter ended March 31, 2021. These increases were partially offset by higher income tax expense ($1.2 million), which was primarily attributable to state income taxes.

    The impact of weather variations on earnings in the Utility segment's New York rate jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment's New York customers. For the quarter ended March 31, 2022, the WNC increased earnings by approximately $1.5 million, as the weather was warmer than normal. For the quarter ended March 31, 2021, the WNC increased earnings by approximately $1.6 million, as the weather was warmer than normal.

    The Utility segment’s earnings for the six months ended March 31, 2022 were $75.2 million, an increase of $20.1 million when compared with earnings of $55.1 million for the six months ended March 31, 2021. The increase is primarily attributable to conclusion of the regulatory proceeding in Pennsylvania, as discussed above, which resulted in a reduction in a regulatory liability that increased earnings ($14.6 million). The regulatory proceeding also reduced base rates in Pennsylvania, which reduced earnings for the six-month period ($4.8 million). With the elimination of OPEB expenses in customer rates, earnings benefited from a decrease in non-service post-retirement benefit costs ($6.9 million) as Distribution Corporation's Pennsylvania service territory recognized OPEB income during the six months ended March 31, 2022 compared to the prior year period when it recognized OPEB expenses to match against the OPEB amounts collected in base rates.

    Higher usage and the impact of weather on customer margins ($3.0 million), the impact of a system modernization tracker in New York ($2.4 million), and lower income tax expense ($0.9 million) also contributed to the increase in earnings when comparing the six months ended March 31, 2022 to the six months ended March 31, 2021. These increases were partially offset by higher operating expenses ($1.9 million), which were primarily the result of higher personnel costs partially offset by a decrease in the allowance for uncollectible accounts, and the impact of regulatory true-up adjustments ($0.8 million). The decrease in the allowance for uncollectible accounts is related to the COVID-19 pandemic as the Company recorded incremental expense due to the potential for customer non-payment, given the economic environment, during 2021.

    For the six months ended March 31, 2022, the WNC increased earnings by approximately $4.1 million, as the weather was warmer than normal. For the six months ended March 31, 2021, the WNC increased earnings by approximately $3.2 million, as the weather was warmer than normal.

Corporate and All Other

2022 Compared with 2021

    Corporate and All Other operations had a loss of $4.4 million for the quarter ended March 31, 2022, which was $2.3 million higher than the loss of $2.1 million for the quarter ended March 31, 2021. The increase in loss for the quarter is primarily attributable to changes in unrealized gains and losses on investments in equity securities. During the quarter ended March 31, 2021, the Company recorded unrealized gains of $0.7 million. During the quarter ended March 31, 2022, the Company recorded unrealized losses of $1.7 million.

    For the six months ended March 31, 2022, Corporate and All Other operations had a loss of $4.8 million, a decrease of $42.4 million when compared with earnings of $37.6 million for the six months ended March 31, 2021. The decrease in earnings was primarily attributable to the non-recurrence of a $51.1 million gain ($37.0 million gain after-tax) on sale of timber properties recorded by Seneca’s Northeast Division during the six months ended March 31, 2021. The decrease can also be attributed to changes in unrealized losses on investments in equity securities. During the six months ended March 31, 2021, the Company recorded unrealized losses of $0.4 million. During the six months ended March 31, 2022, the Company recorded unrealized losses of $5.3 million.

Other Income (Deductions)

    Net other income on the Consolidated Statement of Income was $10.0 million for the quarter ended March 31, 2022, compared to net other deductions of $10.9 million for the quarter ended March 31, 2021. This change is primarily attributable to non-service pension and post-retirement benefit income of $12.5 million for the quarter ended March 31, 2022 compared to non-service pension and post-retirement benefit costs of $13.4 million for the quarter ended March 31, 2021. As discussed above in the Utility, this is largely related to the February 2022 conclusion of the regulatory proceeding in Distribution Corporation's Pennsylvania service territory that addressed Distribution Corporation's recovery of OPEB expenses. This was partially offset by changes in unrealized gains and losses on investments in equity securities. During the quarter ended March 31, 2022, the Company recorded pre-tax unrealized losses of $2.8 million. During the quarter ended March 31, 2021, the Company recorded pre-tax unrealized gains of $0.6 million. Other income (deductions) was also impacted by the change in cash surrender value of life insurance policies, with the change in value for the quarter ended March 31, 2022 decreasing $1.2 million from the change in value for the quarter ended March 31, 2021.

    Net other income on the Consolidated Statement of Income was $8.9 million for the six months ended March 31, 2022, compared to net other deductions of $13.1 million for the six months ended March 31, 2021. This change is primarily attributable to non-service pension and post-retirement benefit income of $7.7 million for the six months ended March 31, 2022 compared to non-service pension and post-retirement benefit costs of $21.2 million for the six months ended March 31, 2021. This is largely related to the February 2022 conclusion of a regulatory proceeding, as discussed in the previous paragraph. This was partially offset by changes in realized and unrealized gains and losses on investments in equity securities. During the six months ended March 31, 2022, the Company recorded pre-tax realized gains of $4.4 million and pre-tax unrealized losses of

$8.0 million. During the six months ended March 31, 2021, the Company recorded pre-tax realized gains of $3.3 million and pre-tax unrealized losses of $0.5 million. Other income (deductions) was also impacted by the change in cash surrender value of life insurance policies, with the change in value for the six months ended March 31, 2022 decreasing $0.8 million from the change in value for the six months ended March 31, 2021.

Interest Expense on Long-Term Debt

    Interest expense on long-term debt on the Consolidated Statement of Income decreased $18.7 million for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021. For the six months ended March 31, 2022, interest expense on long-term debt decreased $20.9 million as compared with the six months ended March 31, 2021. The Company redeemed $500.0 million of 4.90% notes in March 2021 and paid an early redemption premium of $15.7 million that was recorded as interest expense on long-term debt. The remaining decrease is due largely to a lower weighted average interest rate on long-term debt, stemming from the Company's issuance of $500.0 million of 2.95% notes in February 2021, which replaced $500.0 million of 4.90% notes that were retired in March 2021.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary sources of cash during the six-month period ended March 31, 2022 consisted of cash provided by operating activities, net proceeds from short-term borrowings, proceeds from the sale of a fixed income mutual fund in a grantor trust and net proceeds from the sale of oil and gas properties. The Company’s primary sources of cash during the six-month period ended March 31, 2021 consisted of cash provided by operating activities, net proceeds from the sale of timber properties and net proceeds from the issuance of long-term debt.

    The Company expects to have adequate amounts of cash to meet both its short-term and long-term cash requirements. During the remainder of 2022, cash provided by operating activities is expected to increase over the amount of cash provided by operating activities when compared to the same period in 2021 and will be used to meet the Company's capital expenditures, with any remaining cash being used to meet the Company's dividend requirements and/or reduce short-term borrowings. There are no scheduled repayments of long-term debt in the remainder of 2022. Looking at 2023 through 2024, based on current commodity prices, cash provided by operating activities is expected to exceed capital expenditures in each of those years, which could lead to further capital investments in the business or reductions in short-term borrowings and a net reduction in long-term debt in 2023 while still allowing the Company to meet its dividend requirements. These cash flow projections do not reflect the impact of acquisitions or divestitures that may arise in the future.

Operating Cash Flow

    Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income, gains and losses associated with investing and financing activities, and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, impairment of oil and gas producing properties, deferred income taxes, the reduction of an other post-retirement regulatory liability and stock-based compensation.

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

    Net cash provided by operating activities totaled $425.6 million for the six months ended March 31, 2022, an increase of $8.5 million compared with $417.1 million provided by operating activities for the six months ended March 31, 2021. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Exploration and Production segment, slightly offset by lower cash provided by operating activities in the Utility segment. The increase in the Exploration and Production segment was primarily due to higher cash receipts from natural gas production. The decrease in the Utility segment is primarily due to lower rates in the Utility segment's Pennsylvania service territory that went into effect October 1, 2021 combined with the timing of gas cost recovery, timing of gas receivables and other regulatory true-ups. The rates that went into effect included a one-time customer bill credit of $25 million in October 2021 for previously overcollected OPEB expenses and the beginning of a 5-year pass back of an additional $29 million in previously overcollected OPEB expenses. Please refer to the Rate Matters section that follows for additional discussion of this matter.

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $376.2 million during the six months ended March 31, 2022 and $322.4 million during the six months ended March 31, 2021.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2022		2021		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$274.0	(1)	$169.6	(2)	$104.4
Pipeline and Storage:
Capital Expenditures	38.5	(1)	91.7	(2)	(53.2)
Gathering:
Capital Expenditures	20.0	(1)	19.4	(2)	0.6
Utility:
Capital Expenditures	43.3	(1)	41.8	(2)	1.5
All Other:
Capital Expenditures	0.4		0.1		0.3
Eliminations	—		(0.2)		0.2
	$376.2		$322.4		$53.8

(1)At March 31, 2022, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $52.5 million, $3.5 million, $3.4 million and $4.1 million, respectively, of non-cash capital expenditures. At September 30, 2021, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $47.9 million, $39.4 million, $4.8 million and $10.6 million, respectively, of non-cash capital expenditures.
(2)At March 31, 2021, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $44.5 million, $16.0 million, $2.9 million and $4.7 million, respectively, of non-cash capital expenditures.  At September 30, 2020, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $45.8 million, $17.3 million, $13.5 million and $10.7 million, respectively, of non-cash capital expenditures.

Exploration and Production

    The Exploration and Production segment capital expenditures for the six months ended March 31, 2022 were primarily well drilling and completion expenditures and included approximately $258.8 million for the Appalachian region (including $84.8 million in the Marcellus Shale area and $166.8 million in the Utica Shale area) and $15.2 million for the West Coast region.  These amounts included approximately $93.4 million spent to develop proved undeveloped reserves. The Exploration and Production segment's capital expenditures for fiscal 2022 are expected to be in the range of $475 million to $550 million.

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

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2022 were primarily for expenditures related to Supply Corporation's FM100 Project ($21.0 million), which is discussed below. In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2022 included additions, improvements and replacements to this segment’s transmission and gas storage systems. The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2021 were primarily for expenditures related to Supply Corporation's FM100 Project ($60.8 million). In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2021 included additions, improvements and replacements to this segment’s transmission and gas storage systems.

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

    Supply Corporation has developed its FM100 Project, which upgraded a 1950's era pipeline in northwestern Pennsylvania and created approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. Supply Corporation and Transco executed a precedent agreement whereby Transco has leased this additional capacity ("Lease") as part of a Transco expansion project ("Leidy South"), creating incremental transportation capacity to Transco Zone 6 (Non-New York) markets. Seneca is an anchor shipper on Leidy South, which provides it with an outlet to premium markets from both its Eastern and Western development areas. Construction activities on the expansion portion of the FM100 project are complete and the project commenced partial in-service on December 1, 2021, with full in-service on December 19, 2021. Abandonment activities on the project will continue in calendar year 2022. As of March 31, 2022, approximately $207.1 million has been spent on the FM100 project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2022.

    Supply Corporation and Empire have developed a project which would move significant prospective Marcellus and Utica production from Seneca's Western Development Area at Clermont to an Empire interconnection with the TC Energy pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). Subsequently, FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order, and FERC's decisions were appealed. The Second Circuit Court of Appeals issued an order upholding the FERC waiver orders. In addition, in the Company's state court litigation challenging the NYDEC's actions with regard to various state permits, the New York State Supreme Court issued a decision finding these permits to be preempted. The Company remains committed to the project and, on January 28, 2022, filed with FERC a request for an extension of time to construct the project. The Company will update the $500 million preliminary cost estimate and expected in-service date for the project when there is further clarity on the timing of receipt of necessary regulatory approvals. As of March 31, 2022, approximately $55.8 million has been spent on the Northern Access project, including $24.2 million that has been spent to study the project. The remaining $31.6 million spent on the project is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2022.

Gathering

    The majority of the Gathering segment capital expenditures for the six months ended March 31, 2022 included expenditures related to the continued expansion of Midstream Company's Clermont and Covington gathering systems, as discussed below. Midstream Company spent $8.7 million and $10.6 million, respectively, during the six months ended March 31, 2022 on the development of the Clermont and Covington gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines in the Clermont gathering system, as well as the development of new gathering facilities, including new in-field gathering pipelines and station upgrades, in the Tioga gathering system, which is part of Midstream Covington.

    The majority of the Gathering segment capital expenditures for the six months ended March 31, 2021 were for the continued expansion of Midstream Company's Clermont and Wellsboro gathering systems. Midstream Company spent $11.6 million and $3.7 million, respectively, during the six months ended March 31, 2021 on the development of the Clermont and Wellsboro gathering systems. These expenditures were largely attributable to new Clermont gathering pipelines, as well as the continued development of centralized station facilities, including increased compression horsepower at the Clermont and Wellsboro gathering systems and additional dehydration on the Clermont gathering system.

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

Utility

    The majority of the Utility segment capital expenditures for the six months ended March 31, 2022 and March 31, 2021 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions. The Utility segment's capital expenditures for fiscal 2022 are expected to be in the range of $100 million to $110 million.

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

    In October 2021, the Company sold $30 million of fixed income mutual fund shares held in a grantor trust that was established for the benefit of Pennsylvania ratepayers. The proceeds were used in the Utility segment’s Pennsylvania service territory to fund a one-time customer bill credit of $25 million in October 2021 for previously overcollected OPEB expenses and the first year installment of a 5-year pass back of an additional $29 million in previously overcollected OPEB expenses in accordance with new rates that went into effect on October 1, 2021. Please refer to the Rate Matters section that follows for additional discussion of this matter.

    In March 2022, the Company completed the sale of certain oil and gas assets located in Tioga County, Pennsylvania effective as of October 1, 2021. The Company received net proceeds of $13.5 million from this sale. Under the full cost method of accounting for oil and natural gas properties, the sale proceeds were accounted for as a reduction of capitalized costs. Since the disposition did not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, the Company did not record any gain or loss from this sale.

Project Funding

     Over the past two years, the Company has been financing capital expenditures with cash from operations, short-term and long-term debt, common stock, and proceeds from the sale of timber properties. During the six months ended March 31, 2022 and March 31, 2021, capital expenditures were funded with cash from operations. The Company issued long-term debt and common stock in June 2020 to help finance the acquisition of upstream assets and midstream gathering assets from Shell. The financing of the asset acquisition from Shell was completed in December 2020 when the Company completed the sale of substantially all of its timber properties, through the completion of the Reverse 1031 Exchange discussed above. Going forward, the Company expects to use cash on hand, cash from operations and short-term borrowings to finance capital expenditures. The level of short-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by the timing of gas cost recovery in the Utility segment. It will also depend on natural gas and crude oil production, and the associated commodity price realizations, as well as the level of hedging collateral deposits in the Exploration and Production segment.

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

Financing Cash Flow

    Consolidated short-term debt increased $59.5 million when comparing the balance sheet at March 31, 2022 to the balance sheet at September 30, 2021. The maximum amount of short-term debt outstanding during the six months ended March 31, 2022 was $304.7 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. For example, elevated commodity prices relative to its existing portfolio of derivative financial instruments led to the Company posting margin of $102.4 million with a number of its derivative counterparties as of March 31, 2022. The Company's margin deposits are reflected on the balance sheet as a current asset titled Hedging Collateral Deposits. To meet these margin requirements and other near-term cash flow needs, the Company utilized short-term debt in the form of commercial paper and borrowings under its revolving credit facility. As of March 31, 2022, the Company had outstanding commercial paper of $68.0 million and short-term notes payable to banks of 150.0 million.

    On February 28, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of 12 banks. The Credit Agreement replaces the previous Fourth Amended and Restated Credit Agreement and 364-Day Credit Agreement. The Credit Agreement provides a $1.0 billion unsecured committed revolving credit facility with an initial maturity date of February 26, 2027. The Company also has uncommitted lines of credit with financial institutions for general corporate purposes. Borrowings under these uncommitted lines of credit would be made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institution and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. Other financial institutions may also provide the Company with uncommitted or discretionary lines of credit in the future.

    The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since July 1, 2018, the Company recorded non-cash, after-tax ceiling test impairments totaling $381.4 million. As a result, at March 31,

2022, $190.7 million was added back to the Company's total capitalization for purposes of the facility, and the Company’s debt to capitalization ratio, as calculated under the facility, was .58. The constraints specified in the Credit Agreement would have permitted an additional $966.7 million in short-term and/or long-term debt to be outstanding at March 31, 2022 before the Company’s debt to capitalization ratio exceeded .65.

    On May 3, 2022, the Company entered into Amendment No. 1 to the Credit Agreement with the same 12 banks under the initial Credit Agreement. The amendment modifies the definition of consolidated capitalization, for purposes of calculating the debt to capitalization ratio under the Credit Agreement, to exclude, beginning with the quarter ending June 30, 2022, all unrealized gains or losses on commodity-related derivative financial instruments and up to $10 million in unrealized gains or losses on other derivative financial instruments included in Accumulated Other Comprehensive Income (Loss) within Total Comprehensive Shareholders' Equity on the Company’s balance sheet. Under the Credit Agreement as amended, such unrealized losses will not negatively affect the calculation of the debt to capitalization ratio, and such unrealized gains will not positively affect the calculation.

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

    The Current Portion of Long-Term Debt at March 31, 2022 consists of $500.0 million of 3.75% notes and $49.0 million of 7.395% notes that mature in March 2023. None of the Company's long-term debt as of September 30, 2021 had a maturity date within the following twelve-month period.

    The Company’s embedded cost of long-term debt was 4.48% at both March 31, 2022 and March 31, 2021.

    Under the Company’s existing indenture covenants at March 31, 2022, the Company would have been permitted to issue up to a maximum of approximately $1.75 billion in additional unsubordinated long-term indebtedness at then current market interest rates, in addition to being able to issue new indebtedness to replace existing debt (further limited by debt to capitalization ratio constraints under the Company’s Credit Agreement, as discussed above). The Company's present liquidity position is believed to be adequate to satisfy known demands. It is possible, depending on amounts reported in various income statement and balance sheet line items, that the indenture covenants could, for a period of time, prevent the Company from issuing incremental unsubordinated long-term debt, or significantly limit the amount of such debt that could be issued. Losses incurred as a result of significant impairments of oil and gas properties have in the past resulted in such temporary restrictions. The indenture covenants would not preclude the Company from issuing new long-term debt to replace existing long-term debt, or from issuing additional short-term debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.

    The Company’s 1974 indenture pursuant to which $99.0 million (or 3.7%) of the Company’s long-term debt (as of March 31, 2022) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

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

    During the six months ended March 31, 2022, the Company contributed $15.0 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $1.6 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2022, the Company expects its contributions to the Retirement Plan to be in the range of $5.0 million to $10.0 million. In the remainder of 2022, the Company expects its contributions to its VEBA trusts to be in the range of $1.0 million to $1.5 million.

    The Company, in its Exploration and Production segment, entered into contractual obligations during the quarter ended March 31, 2022 to spend $43.1 million for hydraulic fracturing services and piping and casing work for fiscal 2022.

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

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2022, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order provided for a return on equity of 8.7%, and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018.

    On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31, 2023). The extension is contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to April 1, 2023.

    In response to the COVID-19 pandemic, various legislative actions and NYPSC Staff requests resulted in the Company suspending service terminations and disconnections for a period of time. All legislative prohibitions have expired and the Company has agreed to refrain from terminating residential customers (1) with a pending application for arrears payments through the Emergency Rental Assistance Program administered by the Office of Temporary Disability and (2) participating in the Company’s Statewide Low Income Program (EAP) through September 1, 2022.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. The rate settlement does not specify any requirement to file a future rate case.

    On July 22, 2021, Distribution Corporation filed a supplement to its current Pennsylvania tariff proposing to reduce base rates effective October 1, 2021 by $7.7 million in order to stop collecting other post-employment benefit (“OPEB”) expenses from customers, to begin to refund to customers overcollected OPEB expenses in the amount of $50.0 million, to suspend all regulatory accounting for OPEB expenses and record the cumulative amount of OPEB income previously deferred as a regulatory liability, and to make certain other adjustments to further reduce Distribution Corporation’s regulatory liability associated with OPEB expenses. The PaPUC issued an order approving this tariff supplement on September 15, 2021 and new rates went into effect on October 1, 2021. On September 21, 2021, a complaint was filed in the proceeding. While new rates, including associated refunds, went into effect on October 1, 2021, the Company decided to wait for resolution of the complaint before suspending regulatory accounting for OPEB expenses and recording the cumulative amount of OPEB income previously deferred as a regulatory liability in its consolidated financial statements. The PaPUC assigned the matter to an Administrative Law Judge who, on January 6, 2022, issued a Recommended Decision approving a settlement reached by parties to the complaint proceeding. Under the terms of the settlement, customer refunds of overcollected OPEB expenses increased from $50.0 million to $54.0 million. The Recommended Decision was approved by the PaPUC on February 24, 2022. Accordingly, the Company suspended regulatory accounting for OPEB expenses at that time and recorded an $18.5 million adjustment during the quarter ended March 31, 2022 to reduce its regulatory liability for previously deferred OPEB income amounts through September 30, 2021 and to increase Other Income (Deductions) on the consolidated financial statements by a like amount. The refunds specified in the tariff supplement will be funded entirely by grantor trust assets held by the Company, most of which are included in a fixed income mutual fund that is a component of Other Investments on the Company’s Consolidated Balance Sheet. With the elimination of OPEB expenses in base rates, Distribution Corporation will no longer fund the grantor trust or its VEBA trusts in its Pennsylvania jurisdiction.

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

    Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in the United States. These efforts include legislation, legislative proposals and new regulations at the state and federal level, and private party litigation related to greenhouse gas emissions. The U.S. Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA regulates greenhouse gas emissions pursuant to the Clean Air Act. The regulations implemented by EPA impose stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The Company must continue to comply with all applicable regulations. Additionally, other federal regulatory agencies are beginning to address greenhouse gas emissions through changes in their regulatory oversight approach and policies. A number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. In New York, the NYPSC, for example, initiated a proceeding to consider climate-related financial disclosures at the utility operating company level, and the New York State legislature passed the CLCPA that mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on the promulgation of final regulations and on regulatory treatment afforded in the process. Thus far, the only regulations promulgated in connection with the CLCPA are greenhouse gas emissions limits established by the NYDEC in 6 NYCRR Part 496, effective December 30, 2020. The NYDEC has until January 1, 2024 to issue further rules and regulations implementing the statute. NYDEC finalized its Part 203 Oil and Gas Sector Rule in March 2022, which establishes monitoring, operational, and reporting requirements with respect to methane and volatile organic compound emissions and significantly increases leak detection and repair (LDAR) inspections, repair and replacement obligations, recordkeeping, reporting, and notification requirements for multiple sources along natural gas metering and regulating stations, transmission pipelines, compressor stations, storage facilities, and gathering lines. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines and is in the process of evaluating cap-and-trade programs (e.g., Regional Greenhouse Gas Initiative). In California, the Company currently complies with California cap-and-trade rules, which increases the Company's cost of environmental compliance in its Exploration and Production segment. On April 23, 2021, California's Governor issued an executive order directing California Geologic Energy Management Division to stop issuing hydraulic fracturing permits by 2024, which does not have a direct impact on the plans of the Exploration and Production segment as those plans do not involve fracking. The executive order also directed the California Air Resources Board to investigate phasing out oil extraction by 2045, which may result in permitting delays and new legislative action in support of the directive. Legislation or regulation that aims to reduce greenhouse gas emissions could also include emissions limits, reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. The above-enumerated initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

Effects of Inflation

    The Company’s operations are sensitive to increases in the rate of inflation because of its operational and capital spending requirements in both its regulated and non-regulated businesses. For the regulated businesses, recovery of increasing costs from customers can be delayed by the regulatory process of a rate case filing. For the non-regulated businesses, prices received for services performed or products produced are determined by market factors that are not necessarily correlated to the underlying costs required to provide the service or product.

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
14.Changes in price differentials between similar quantities of natural gas or oil sold at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;
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
20.Negotiations with the collective bargaining units representing the Company's workforce, including potential work stoppages during negotiations;
21.Uncertainty of oil and gas reserve estimates;
22.Significant differences between the Company’s projected and actual production levels for natural gas or oil;
23.Changes in demographic patterns and weather conditions;
24.Changes in the availability, price or accounting treatment of derivative financial instruments;
25.Changes in laws, actuarial assumptions, the interest rate environment and the return on plan/trust assets related to the Company’s pension and other post-retirement benefits, which can affect future funding obligations and costs and plan liabilities;
26.Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities or acts of war;
27.Significant differences between the Company’s projected and actual capital expenditures and operating expenses; or
28.Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
    The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2021 Form 10-K have not materially changed other than as set forth below. The risk factors presented below superseded the risk factors having the same caption in the 2021 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2021 Form 10-K.

STRATEGIC RISKS

Climate change, and the regulatory, legislative, consumer behaviors and capital access developments related to climate change, may adversely affect operations and financial results.

    Climate change, and the laws, regulations and other initiatives to address climate change, may impact the Company’s financial results. In early 2021, the U.S. rejoined the Paris Agreement, the international effort to establish emissions reduction goals for signatory countries. Under the Paris Agreement, signatory countries are expected to submit their nationally determined contributions to curb greenhouse gas emissions and meet the agreed temperature objectives every five years. On April 22, 2021, the federal administration announced the U.S. nationally determined contribution to achieve a fifty to fifty-two percent reduction from 2005 levels in economy-wide net greenhouse gas pollution by 2030. In addition to the federal reentry into the Paris Agreement, state and local governments, non-governmental organizations, and financial institutions have made, and will likely continue to make, more aggressive efforts to reduce emissions and advance the objectives of the Paris Agreement. Executive orders from the federal administration, in addition to federal, state and local legislative and regulatory initiatives proposed or adopted in an attempt to limit the effects of climate change, including greenhouse gas emissions, could have significant impacts on the energy industry including government-imposed limitations, prohibitions or moratoriums on the use and/or production of gas and oil, establishment of a carbon tax and/or methane fee, lack of support for system modernization, as well as accelerated depreciation of assets and/or stranded assets. For example, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program, methane fee or carbon tax to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the oil and gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company’s cost of environmental compliance in its Exploration and Production segment operation. In addition, the NYPSC initiated a proceeding to consider climate-related financial disclosures at the utility operating level, and in 2019, the New York State legislature passed the CLCPA, which created emission reduction and electric generation mandates, and could ultimately impact the Utility segment’s customer base and business. The New York State legislature, in early 2021, proposed a bill known as the Climate and Community Investment Act, which proposed an escalating fee starting at $55 per short ton of carbon dioxide equivalent on any carbon-based fuels sold, used or brought into the state. That bill did not pass, but it, or something similar to it, may be proposed in the future. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes and/or similar fees on carbon dioxide, methane or equivalent emissions, restrictive permitting, increased efficiency standards requiring system remediation and/or changes in operating practices, and incentives or mandates to conserve energy or use renewable energy sources. NYDEC finalized its Part 203 Oil and Gas Sector Rule in March 2022, which significantly increases leak detection and repair (LDAR) inspections, recordkeeping, reporting, and notification requirements for multiple sources along city gates, transmission pipelines, compressor stations, storage facilities, and gathering lines. Additionally, the trend toward increased conservation, change in consumer behaviors, competition from renewable energy sources, and technological advances to address climate change may reduce the demand for natural gas. For further discussion of the risks associated with environmental regulation to address climate change, refer to Item 2, MD&A under the heading “Environmental Matters.”

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

FINANCIAL RISKS

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

    Loans to the Company under its committed credit facility may be alternate base rate loans or term SOFR loans. SOFR is a reference rate (the Secured Overnight Financing Rate) published by the Federal Reserve Bank of New York. The Company’s prior committed credit facilities used LIBOR (the London Interbank Offered Rate) as a reference rate, but the U.K.’s Financial Conduct Authority, which regulates LIBOR, is phasing it out as a benchmark. The change from LIBOR to SOFR could expose the Company’s borrowings to less favorable rates. If the change to SOFR results in increased interest rates or if the Company's lenders have increased costs due to the change, then the Company's debt that uses benchmark rates could be affected and, in turn, the Company's cash flows and interest expense could be adversely impacted.

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

    The nature of these hedging contracts could lead to potential liquidity impacts in scenarios of significant increases in natural gas or crude oil prices if the Company has hedged its current production at prices below the current market price. Hedging collateral deposits represent the cash, letters of credit, or other eligible instruments held in Company funded margin accounts to serve as collateral for hedging positions used in the Company’s Exploration and Production segment. A significant increase in natural gas prices may cause the Company’s outstanding derivative instrument contracts to be in a liability position creating margin calls on the Company’s hedging arrangements, which could require the Company to temporarily post significant amounts of cash collateral with our hedge counterparties. That collateral could be in excess of the Company’s available short-term liquidity under its committed credit facility and other uncommitted sources of capital, leading to potential default under certain of its hedging arrangements. That interest-bearing cash collateral is returned to us in whole or in part upon a reduction in forward market prices, depending on the amount of such reduction, or in whole upon settlement of the related derivative contract.

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

    The Dodd-Frank Act increased federal oversight and regulation of the over-the-counter derivatives markets and certain entities that participate in those markets. Although regulators have issued certain regulations, other rules that may be relevant to the Company have yet to be finalized. For discussion of the risks associated with the Dodd-Frank Act, refer to Item 2, MD&A under the heading “Market Risk Sensitive Instruments.”

OPERATIONAL RISKS

Disputes with collective bargaining units representing the Company’s workforce, and work stoppage (e.g. strike or lockout), could adversely affect the Company’s operations as well as its financial results.

    Approximately half of the Company’s active workforce is represented by collective bargaining units in New York and Pennsylvania. These labor agreements are negotiated periodically, and therefore, the Company is subject to the risk that such agreements may not be able to be renewed on reasonably satisfactory terms, on anticipated timelines, or at all. For example, a collective bargaining agreement covering employees in one Pennsylvania collective bargaining unit expired on April 12, 2022. Although the Company has been negotiating with the union representing such employees to enter into a new collective bargaining agreement, the Company cannot predict the extent or duration of negotiating efforts or actions taken by the union. In connection with the negotiation of such collective bargaining agreement, or in future matters involving collective bargaining units representing the Company’s workforce, the Company could experience, among other things, strikes, work stoppages, slowdowns or lockouts, which could cause a disruption of the Company's operations and have a material adverse effect on the Company's results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On January 3, 2022, the Company issued a total of 6,880 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company's Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 688 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan (the “2009 Plan”) as partial consideration for such directors’ services during the quarter ended March 31, 2022. On January 14, 2022, the Company issued to the DCP trustee an additional 204 unregistered shares pursuant to the dividend reinvestment feature of the DCP, consisting of approximately 34 shares for each of the six directors who made a deferral election.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2022	11,277	$62.58	—	6,971,019
Feb. 1 - 28, 2022	10,379	$61.17	—	6,971,019
Mar. 1 - 31, 2022	12,058	$65.24	—	6,971,019
Total	33,714	$63.14	—	6,971,019

(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes. During the quarter ended March 31, 2022, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 33,714 shares purchased other than through a publicly announced share repurchase program, 31,211 were purchased for the Company's 401(k) plans and 2,503 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock. The Company has not repurchased any shares since September 17, 2008. The repurchase program has no expiration date and management would discuss with the Company's Board of Directors any future repurchases under this program.

Item 5.  Other Information

Entry into a Material Definitive Agreement, and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

    On May 3, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement, dated as of February 28, 2022 (the “2022 Credit Agreement”; as amended by the Amendment, the “Credit Agreement”), among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the following lenders: JPMorgan Chase Bank, N. A.; Bank of America, N.A.; HSBC Bank USA, National Association; Wells Fargo Bank, National Association; Canadian Imperial Bank of Commerce, New York Branch; KeyBank, National Association; PNC Bank, National Association; U.S. Bank National Association; Citizens Bank N.A.; Comerica Bank; M&T Bank Corporation; and The Toronto-Dominion Bank, New York Branch.

    The Amendment modifies the definition of consolidated capitalization, for purposes of calculating the debt to capitalization ratio under the Credit Agreement, to exclude, beginning with the quarter ending June 30, 2022, all unrealized gains or losses on commodity-related derivative financial instruments and up to $10 million in unrealized gains or losses on other derivative financial instruments included in Accumulated Other Comprehensive Income (Loss) within Total Comprehensive Shareholders' Equity on the Company’s balance sheet. Under the Credit Agreement, such unrealized losses will not negatively affect the calculation of the debt to capitalization ratio, and such unrealized gains will not positively affect the calculation.

    In addition to the Credit Agreement, the Company maintains individual uncommitted or discretionary lines of credit with a number of financial institutions, including certain parties to the Credit Agreement. In addition, in the ordinary course of their respective businesses, certain lenders under the Credit Agreement, or their affiliates, perform, or may in the future perform, financial services for the Company or its affiliates, including investment banking, underwriting, lending, commercial banking, trust and other administrative and advisory services.

    Subject to the matters discussed herein, the terms of the Credit Agreement are substantially the same as those of the 2022 Credit Agreement.

    The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which has been filed as Exhibit 10.1 hereto and is expressly incorporated by reference herein.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
•	Credit Agreement, dated as of February 28, 2022, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 Form 8-K dated February 28, 2022).

10.1	Amendment No. 1 to Credit Agreement, dated as of May 3, 2022, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2022 and 2021.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2022 and 2021, (iii) the Consolidated Balance Sheets at March 31, 2022 and September 30, 2021, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  May 6, 2022