Form 10-Q
period 2022-12-31
NATIONAL FUEL GAS CO
filed 2023-02-03
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at January 31, 2023: 91,795,080 shares.

GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
Midstream Company	National Fuel Gas Midstream Company, LLC
National Fuel	National Fuel Gas Company
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Company, LLC
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies
CFTC	Commodity Futures Trading Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaDEP	Pennsylvania Department of Environmental Protection
PaPUC	Pennsylvania Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Other
2022 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2022
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
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

Development costs	Costs incurred to obtain access to proved oil and gas reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act.
Dth	Decatherm; one Dth of natural gas has a heating value of 1,000,000 British thermal units, approximately equal to the heating value of 1 Mcf of natural gas.
EAP	Energy Affordability Program; a program that provides bill discounts to gas customers who receive benefits under qualifying public assistance programs.
Exchange Act	Securities Exchange Act of 1934, as amended
Expenditures for long-lived assets	Includes capital expenditures, stock acquisitions and/or investments in partnerships.
Exploration costs	Costs incurred in identifying areas that may warrant examination, as well as costs incurred in examining specific areas, including drilling exploratory wells.
Exploratory well	A well drilled in unproven or semi-proven territory for the purpose of ascertaining the presence underground of a commercial hydrocarbon deposit.
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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2022	2021
INCOME
Operating Revenues:
Utility Revenues	$311,619	$236,684
Exploration and Production and Other Revenues	276,973	244,281
Pipeline and Storage and Gathering Revenues	70,267	65,592
	658,859	546,557

Operating Expenses:
Purchased Gas	171,197	101,628
Operation and Maintenance:
Utility	50,352	46,644
Exploration and Production and Other	26,874	45,619
Pipeline and Storage and Gathering	33,261	29,928
Property, Franchise and Other Taxes	26,205	24,501
Depreciation, Depletion and Amortization	96,600	88,578
	404,489	336,898
Operating Income	254,370	209,659
Other Income (Expense):
Other Income (Deductions)	6,318	(1,079)
Interest Expense on Long-Term Debt	(29,604)	(30,130)
Other Interest Expense	(3,843)	(1,161)
Income Before Income Taxes	227,241	177,289
Income Tax Expense	57,552	44,897

Net Income Available for Common Stock	169,689	132,392

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,587,085	1,191,175
	1,756,774	1,323,567

Dividends on Common Stock	(43,598)	(41,604)
Balance at December 31	$1,713,176	$1,281,963

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.85	$1.45
Diluted:
Net Income Available for Common Stock	$1.84	$1.44
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	91,579,814	91,266,300
Used in Diluted Calculation	92,268,210	92,032,775
Dividends Per Common Share:
Dividends Declared	$0.475	$0.455
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2022	2021
Net Income Available for Common Stock	$169,689	$132,392
Other Comprehensive Income, Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	297,593	163,132
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	159,342	162,588
Other Comprehensive Income, Before Tax	456,935	325,720
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	81,377	44,649
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	43,571	44,500
Income Taxes – Net	124,948	89,149
Other Comprehensive Income	331,987	236,571
Comprehensive Income	$501,676	$368,963

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2022	September 30, 2022
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$12,773,470	$12,551,909
Less - Accumulated Depreciation, Depletion and Amortization	6,074,626	5,985,432
	6,698,844	6,566,477
Current Assets
Cash and Temporary Cash Investments	244,475	46,048
Hedging Collateral Deposits	1,600	91,670
Receivables – Net of Allowance for Uncollectible Accounts of $43,925 and $40,228, Respectively	332,410	361,626
Unbilled Revenue	87,110	30,075
Gas Stored Underground	23,780	32,364
Materials and Supplies - at average cost	43,599	40,637
Unrecovered Purchased Gas Costs	78,739	99,342
Other Current Assets	61,117	59,369
	872,830	761,131

Other Assets
Recoverable Future Taxes	107,467	106,247
Unamortized Debt Expense	8,473	8,884
Other Regulatory Assets	73,321	67,101
Deferred Charges	75,253	77,472
Other Investments	72,870	95,025
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	206,629	196,597
Fair Value of Derivative Financial Instruments	12,170	9,175
Other	1,581	2,677
	563,240	568,654

Total Assets	$8,134,914	$7,896,262

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2022	September 30, 2022
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 91,786,806 Shares and 91,478,064 Shares, Respectively	$91,787	$91,478
Paid in Capital	1,025,639	1,027,066
Earnings Reinvested in the Business	1,713,176	1,587,085
Accumulated Other Comprehensive Loss	(293,746)	(625,733)
Total Comprehensive Shareholders’ Equity	2,536,856	2,079,896
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,084,363	2,083,409
Total Capitalization	4,621,219	4,163,305

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	250,000	60,000
Current Portion of Long-Term Debt	399,000	549,000
Accounts Payable	168,387	178,945
Amounts Payable to Customers	154	419
Dividends Payable	43,598	43,452
Interest Payable on Long-Term Debt	43,142	17,376
Customer Advances	31,314	26,108
Customer Security Deposits	28,829	24,283
Other Accruals and Current Liabilities	239,097	257,327
Fair Value of Derivative Financial Instruments	331,521	785,659
	1,535,042	1,942,569

Other Liabilities
Deferred Income Taxes	879,676	698,229
Taxes Refundable to Customers	360,276	362,098
Cost of Removal Regulatory Liability	263,707	259,947
Other Regulatory Liabilities	191,499	188,803
Other Post-Retirement Liabilities	2,998	3,065
Asset Retirement Obligations	161,221	161,545
Other Liabilities	119,276	116,701
	1,978,653	1,790,388
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$8,134,914	$7,896,262

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2022	2021
OPERATING ACTIVITIES
Net Income Available for Common Stock	$169,689	$132,392
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	96,600	88,578
Deferred Income Taxes	53,457	44,122
Stock-Based Compensation	5,575	5,487
Other	4,078	4,675
Change in:
Receivables and Unbilled Revenue	(29,522)	(98,688)
Gas Stored Underground and Materials, Supplies and Emission Allowances	5,622	17,111
Unrecovered Purchased Gas Costs	20,603	526
Other Current Assets	(1,748)	(4,654)
Accounts Payable	6,091	(10,888)
Amounts Payable to Customers	(265)	15
Customer Advances	5,206	(2,603)
Customer Security Deposits	4,546	981
Other Accruals and Current Liabilities	4,523	5,044
Other Assets	(20,238)	(6,838)
Other Liabilities	3,122	(3,777)
Net Cash Provided by Operating Activities	327,339	171,483

INVESTING ACTIVITIES
Capital Expenditures	(233,473)	(213,491)
Sale of Fixed Income Mutual Fund Shares in Grantor Trust	10,000	30,000
Other	14,637	13,781
Net Cash Used in Investing Activities	(208,836)	(169,710)

FINANCING ACTIVITIES
Proceeds from Issuance of Short-Term Note Payable to Bank	250,000	—
Net Change in Other Short-Term Notes Payable to Banks and Commercial Paper	(60,000)	7,500
Reduction of Long-Term Debt	(150,000)	—
Dividends Paid on Common Stock	(43,452)	(41,487)
Net Repurchases of Common Stock	(6,694)	(8,859)
Net Cash Used in Financing Activities	(10,146)	(42,846)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	108,357	(41,073)
Cash, Cash Equivalents, and Restricted Cash at October 1	137,718	120,138
Cash, Cash Equivalents, and Restricted Cash at December 31	$246,075	$79,065

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$110,314	$81,010
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

Earnings for Interim Periods.  The Company, in its opinion, has included all adjustments (which consist of only normally recurring adjustments, unless otherwise disclosed in this Form 10-Q) that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2022, 2021 and 2020 that are included in the Company's 2022 Form 10-K.  The consolidated financial statements for the year ended September 30, 2023 will be audited by the Company's independent registered public accounting firm after the end of the fiscal year.

    The earnings for the three months ended December 31, 2022 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2023.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Balance at December 31, 2022	Balance at October 1, 2022	Balance at December 31, 2021	Balance at October 1, 2021

Cash and Temporary Cash Investments	$244,475	$46,048	$79,065	$31,528
Hedging Collateral Deposits	1,600	91,670	—	88,610
Cash, Cash Equivalents, and Restricted Cash	$246,075	$137,718	$79,065	$120,138

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

    Activity in the allowance for uncollectible accounts for the three months ended December 31, 2022 and 2021 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Recovered (Written-Off)	Balance at End of Period
Three Months Ended December 31, 2022
Allowance for Uncollectible Accounts	$40,228	$5,035	$228	$(1,566)	$43,925
Three Months Ended December 31, 2021
Allowance for Uncollectible Accounts	$31,639	$3,742	$161	$57	$35,599

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $17.7 million at December 31, 2022, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $2.1 billion and $1.9 billion at December 31, 2022 and September 30, 2022, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $67.5 million and $66.0 million at December 31, 2022 and September 30, 2022, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At December 31, 2022, the ceiling exceeded the book value of the oil and gas properties by approximately $3.3 billion.  The estimated future net cash flows were decreased by $954.3 million for hedging under the ceiling test at December 31, 2022.

    The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities, gathering lines and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility, Pipeline and Storage and Gathering segments at December 31, 2022.

Accumulated Other Comprehensive Loss. The components of Accumulated Other Comprehensive Loss and changes for the three months ended December 31, 2022 and 2021, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended December 31, 2022
Balance at October 1, 2022	$(572,163)	$(53,570)	$(625,733)
Other Comprehensive Gains and Losses Before Reclassifications	216,216	—	216,216
Amounts Reclassified From Other Comprehensive Income	115,771	—	115,771
Balance at December 31, 2022	$(240,176)	$(53,570)	$(293,746)
Three Months Ended December 31, 2021
Balance at October 1, 2021	$(449,962)	$(63,635)	$(513,597)
Other Comprehensive Gains and Losses Before Reclassifications	118,483	—	118,483
Amounts Reclassified From Other Comprehensive Income	118,088	—	118,088
Balance at December 31, 2021	$(213,391)	$(63,635)	$(277,026)

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the three months ended December 31, 2022 and 2021 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended December 31,
	2022	2021
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($159,162)	($162,629)	Operating Revenues
Foreign Currency Contracts	(180)	41	Operating Revenues
	(159,342)	(162,588)	Total Before Income Tax
	43,571	44,500	Income Tax Expense
	($115,771)	($118,088)	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At December 31, 2022	At September 30, 2022

Prepayments	$19,828	$17,757
Prepaid Property and Other Taxes	14,564	14,321
Prepaid State Income Taxes	5,608	5,933
Regulatory Assets	21,117	21,358
	$61,117	$59,369

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At December 31, 2022	At September 30, 2022

Accrued Capital Expenditures	$71,421	$64,720
Regulatory Liabilities	32,357	31,293
Reserve for Gas Replacement	17,695	—
Liability for Royalty and Working Interests	43,122	86,206
Non-Qualified Benefit Plan Liability	17,474	17,474
Other	57,028	57,634
	$239,097	$257,327

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were restricted stock units and performance shares. For the quarter ended December 31, 2022, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 1,987 securities and 8,732 securities excluded as being antidilutive for the quarters ended December 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation.  The Company granted 202,259 performance shares during the quarter ended December 31, 2022. The weighted average fair value of such performance shares was $64.28 per share for the quarter ended December 31, 2022. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the quarter ended December 31, 2022 include awards that must meet a performance goal related to either relative return on capital over a three-year performance cycle ("ROC performance shares"), methane intensity and greenhouse gas emissions reductions over a three-year performance cycle ("ESG performance shares") or relative shareholder return over a three-year performance cycle ("TSR performance shares"). The performance goal related to the ROC performance shares over the three-year performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve-month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these ROC performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of the ROC performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.

    The performance goal related to the ESG performance shares over the three-year performance cycle consists of two parts: reductions in the rates of intensity of methane emissions for each of the Company's operating segments, and reduction of the consolidated Company's total greenhouse gas emissions. The Company's Compensation Committee set specific target levels for methane intensity rates and total greenhouse gas emissions, and the performance goal is intended to incentivize and reward performance to the extent management achieves methane intensity and greenhouse gas reduction targets making progress towards the Company's 2030 goals. The number of these ESG performance shares that will vest and be paid out will depend upon the number of methane intensity segment targets achieved and whether the Company meets the total greenhouse gas emissions target. The fair value of these ESG performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.

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

    The Company granted 115,073 restricted stock units during the quarter ended December 31, 2022.  The weighted average fair value of such restricted stock units was $59.69 per share for the quarter ended December 31, 2022.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award.     The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.

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

Note 3 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the three months ended December 31, 2022 and 2021, presented by type of service from each reportable segment.

Quarter Ended December 31, 2022 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$432,359	$—	$—	$—	$—	$—	$432,359
Production of Crude Oil	628	—	—	—	—	—	628
Natural Gas Processing	374	—	—	—	—	—	374
Natural Gas Gathering Service	—	—	56,413	—	—	(53,767)	2,646
Natural Gas Transportation Service	—	76,201	—	28,378	—	(20,817)	83,762
Natural Gas Storage Service	—	21,286	—	—	—	(8,996)	12,290
Natural Gas Residential Sales	—	—	—	244,306	—	—	244,306
Natural Gas Commercial Sales	—	—	—	34,495	—	—	34,495
Natural Gas Industrial Sales	—	—	—	1,638	—	—	1,638
Other	2,774	168	—	(259)	—	(283)	2,400
Total Revenues from Contracts with Customers	436,135	97,655	56,413	308,558	—	(83,863)	814,898
Alternative Revenue Programs	—	—	—	3,123	—	—	3,123
Derivative Financial Instruments	(159,162)	—	—	—	—	—	(159,162)
Total Revenues	$276,973	$97,655	$56,413	$311,681	$—	$(83,863)	$658,859

Quarter Ended December 31, 2021 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$361,282	$—	$—	$—	$—	$—	$361,282
Production of Crude Oil	42,371	—	—	—	—	—	42,371
Natural Gas Processing	1,029	—	—	—	—	—	1,029
Natural Gas Gathering Service	—	—	52,225	—	—	(48,180)	4,045
Natural Gas Transportation Service	—	66,269	—	27,775	—	(17,625)	76,419
Natural Gas Storage Service	—	20,800	—	—	—	(9,024)	11,776
Natural Gas Residential Sales	—	—	—	179,011	—	—	179,011
Natural Gas Commercial Sales	—	—	—	23,998	—	—	23,998
Natural Gas Industrial Sales	—	—	—	1,147	—	—	1,147
Other	2,145	1,281	—	(2,000)	6	(152)	1,280
Total Revenues from Contracts with Customers	406,827	88,350	52,225	229,931	6	(74,981)	702,358
Alternative Revenue Programs	—	—	—	6,828	—	—	6,828
Derivative Financial Instruments	(162,629)	—	—	—	—	—	(162,629)
Total Revenues	$244,198	$88,350	$52,225	$236,759	$6	$(74,981)	$546,557

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

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $157.6 million for the remainder of fiscal 2023; $195.2 million for fiscal 2024; $169.6 million for fiscal 2025; $145.7 million for fiscal 2026; $123.0 million for fiscal 2027; and $692.6 million thereafter.

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

    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of December 31, 2022 and September 30, 2022.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of December 31, 2022
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$228,919	$—	$—	$—	$228,919
Hedging Collateral Deposits	1,600	—	—	—	1,600
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	9,091	—	(6,881)	2,210
Over the Counter No Cost Collars – Gas	—	13,915	—	(12,274)	1,641
Contingent Consideration for Asset Sale	—	8,374	—	—	8,374
Foreign Currency Contracts	—	211	—	(266)	(55)
Other Investments:
Balanced Equity Mutual Fund	14,929	—	—	—	14,929
Fixed Income Mutual Fund	15,608	—	—	—	15,608
Total	$261,056	$31,591	$—	$(19,421)	$273,226

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$233,112	$—	$(6,881)	$226,231
Over the Counter No Cost Collars – Gas	—	116,352	—	(12,274)	104,078
Foreign Currency Contracts	—	1,478	—	(266)	1,212
Total	$—	$350,942	$—	$(19,421)	$331,521
Total Net Assets/(Liabilities)	$261,056	$(319,351)	$—	$—	$(58,295)

Recurring Fair Value Measures	At fair value as of September 30, 2022
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$35,015	$—	$—	$—	$35,015
Hedging Collateral Deposits	91,670	—	—	—	91,670
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	5,177	—	(4,178)	999
Contingent Consideration for Asset Sale	—	8,176	—	—	8,176
Foreign Currency Contracts	—	128	—	(128)	—
Other Investments:
Balanced Equity Mutual Fund	19,506	—	—	—	19,506
Fixed Income Mutual Fund	33,348	—	—	—	33,348
Total	$179,539	$13,481	$—	$(4,306)	$188,714

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$517,464	$—	$(4,178)	$513,286
Over the Counter No Cost Collars – Gas	—	270,453	—	—	270,453
Foreign Currency Contracts	—	2,048	—	(128)	1,920
Total	$—	$789,965	$—	$(4,306)	$785,659
Total Net Assets/(Liabilities)	$179,539	$(776,484)	$—	$—	$(596,945)

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at December 31, 2022 and September 30, 2022 include natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s Exploration and Production segment. Hedging collateral deposits of $1.6 million (at December 31, 2022) and $91.7 million (at September 30, 2022), which were associated with the price swap agreements, no cost collars and foreign currency contracts, have been reported in Level 1. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2022, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    Derivative financial instruments reported in Level 2 at December 31, 2022 also includes the contingent consideration associated with the sale of the Exploration and Production segment's California assets on June 30, 2022, which is discussed at Note 2 – Asset Acquisitions and Divestitures and at Note 5 – Financial Instruments. The fair value of the contingent consideration was calculated using a Monte Carlo simulation model that uses observable inputs, including the ICE Brent closing price as of the valuation date, initial and max trigger price, volatility, risk free rate, time of maturity and counterparty risk.

    For the quarters ended December 31, 2022 and December 31, 2021, there were no assets or liabilities measured at fair value and classified as Level 3.

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

	December 31, 2022		September 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,483,363	$2,320,923	$2,632,409	$2,453,209

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At December 31, 2022	At September 30, 2022

Life Insurance Contracts	$42,333	$42,171
Equity Mutual Fund	14,929	19,506
Fixed Income Mutual Fund	15,608	33,348
	$72,870	$95,025

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

    On June 30, 2022, the Company completed the sale of Seneca’s California assets. Under the terms of the purchase and sale agreement, the Company can receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated as $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The Company has determined that this contingent consideration meets the definition of a derivative under the authoritative accounting guidance. Changes in the fair value of this contingent consideration are marked-to-market each reporting period, with changes in fair value recognized in Other Income (Deductions) on the Consolidated Statement of Income. The fair value of this contingent consideration was estimated to be $8.4 million and $8.2 million at December 31, 2022 and September 30, 2022, respectively. A $0.2 million mark-to-market adjustment was recorded during the quarter ended December 31, 2022.

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at December 31, 2022 and September 30, 2022.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of December 31, 2022, the Company had 389.0 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.

    As of December 31, 2022, the Company was hedging a total of $54.7 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of December 31, 2022, the Company had $327.8 million ($240.2 million after-tax) of net hedging losses included in the accumulated other comprehensive income (loss) balance. It is expected that $180.6 million ($132.4 million after-tax) of such unrealized losses will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended December 31, 2022 and 2021 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended December 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				December 31,
	2022	2021		2022	2021
Commodity Contracts	$297,120	$163,126	Operating Revenue	$(159,162)	$(162,629)
Foreign Currency Contracts	473	6	Operating Revenue	(180)	41
Total	$297,593	$163,132		$(159,342)	$(162,588)

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over the-counter swap positions, no cost collars and applicable foreign currency forward contracts with fifteen counterparties of which one is in a net gain position. The Company had $3.8 million of credit exposure with the counterparty in a gain position at December 31, 2022. As of December 31, 2022, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    As of December 31, 2022, thirteen of the fifteen counterparties to the Company’s outstanding derivative financial contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative financial contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required.  At December 31, 2022, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $224.9 million according to the Company’s internal model (discussed in Note 4 – Fair Value Measurements), and the Company posted $1.6 million in hedging collateral deposits.  Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 6 – Income Taxes

    The effective tax rate was 25.3% for both of the quarters ended December 31, 2022 and December 31, 2021. During the quarter ended December 31, 2022, the Company was unable to utilize the Enhanced Oil Recovery tax credit, which it was able to utilize during the quarter ended December 31, 2021. However, the effective tax rate remained the same for both periods as the Company continues to record a benefit of the reduction in the Pennsylvania state income tax rate that was enacted in July 2022.

Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at October 1, 2022	91,478	$91,478	$1,027,066	$1,587,085	$(625,733)
Net Income Available for Common Stock				169,689
Dividends Declared on Common Stock ($0.475 Per Share)				(43,598)
Other Comprehensive Income, Net of Tax					331,987
Share-Based Payment Expense (1)			5,118
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	309	309	(6,545)
Balance at December 31, 2022	91,787	$91,787	$1,025,639	$1,713,176	$(293,746)

Balance at October 1, 2021	91,182	$91,182	$1,017,446	$1,191,175	$(513,597)
Net Income Available for Common Stock				132,392
Dividends Declared on Common Stock ($0.455 Per Share)				(41,604)
Other Comprehensive Income, Net of Tax					236,571
Share-Based Payment Expense (1)			5,039
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	255	255	(8,664)
Balance at December 31, 2021	91,437	$91,437	$1,013,821	$1,281,963	$(277,026)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the three months ended December 31, 2022, the Company issued 12,055 original issue shares of common stock as a result of SARs exercises, 113,531 original issue shares of common stock for restricted stock units that vested and 278,687 original issue shares of common stock for performance shares that vested.  The Company also issued 7,230 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, including the reinvestment of dividends for certain non-

employee directors who elected to defer their shares pursuant to the dividend reinvestment feature of the Company's Deferred Compensation Plan for Directors and Officers during the three months ended December 31, 2022.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the three months ended December 31, 2022, 102,761 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Short-Term Borrowings. On June 30, 2022, the Company entered into a new 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provides an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company is using the proceeds for general corporate purposes, which included the redemption in November 2022 of $150.0 million of the Company's outstanding long-term debt maturing in March 2023.

Current Portion of Long-Term Debt. The Current Portion of Long-Term Debt at December 31, 2022 consists of $350.0 million of 3.75% notes and $49.0 million of 7.395% notes that mature in March 2023. The Current Portion of Long-Term Debt at September 30, 2022 consisted of $500.0 million of 3.75% notes and $49.0 million of 7.395% notes. The Company redeemed $150.0 million of the 3.75% notes on November 25, 2022 using a portion of the proceeds from short-term borrowings, as discussed above.

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

    At December 31, 2022, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $4.0 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at December 31, 2022. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately one year and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

Northern Access Project. On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access project described herein. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). Subsequently, FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order and FERC's decisions were appealed. The Second Circuit Court of Appeals issued an order upholding the FERC waiver orders. In addition, in the Company's state court litigation challenging the NYDEC's actions with regard to various state permits, the New York State Supreme Court issued a decision finding these permits to be preempted. The Company remains committed to the project and, on June 29, 2022, received an extension of time from FERC, until December 31, 2024, to construct the project. As of December 31, 2022, the Company has spent approximately $55.9 million on the project, all of which is recorded on the balance sheet.

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

    The data presented in the tables below reflect financial information for the segments and reconcile to consolidated amounts.  As stated in the 2022 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2022 Form 10-K.  A listing of segment assets at December 31, 2022 and September 30, 2022 is shown in the tables below.

Quarter Ended December 31, 2022 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$276,973	$67,621	$2,646	$311,619	$658,859	$—	$—	$658,859
Intersegment Revenues	$—	$30,034	$53,767	$62	$83,863	$—	$(83,863)	$—
Segment Profit: Net Income (Loss)	$91,192	$29,476	$24,738	$23,817	$169,223	$(280)	$746	$169,689

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At December 31, 2022	$2,531,218	$2,355,063	$894,564	$2,392,682	$8,173,527	$1,681	$(40,294)	$8,134,914
At September 30, 2022	$2,507,541	$2,394,697	$878,796	$2,299,473	$8,080,507	$2,036	$(186,281)	$7,896,262

Quarter Ended December 31, 2021 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$244,198	$61,547	$4,045	$236,684	$546,474	$—	$83	$546,557
Intersegment Revenues	$—	$26,803	$48,180	$75	$75,058	$6	$(75,064)	$—
Segment Profit: Net Income (Loss)	$62,369	$25,168	$23,137	$22,130	$132,804	$(7)	$(405)	$132,392

Note 10 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended December 31,	2022	2021	2022	2021

Service Cost	$1,297	$2,190	$147	$332
Interest Cost	10,629	5,707	3,912	2,267
Expected Return on Plan Assets	(16,648)	(13,074)	(6,403)	(7,340)
Amortization of Prior Service Cost (Credit)	109	134	(107)	(107)
Amortization of (Gains) Losses	(1,920)	6,601	(2,189)	(1,903)
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	5,378	4,420	3,820	6,246

Net Periodic Benefit Cost (Income)	$(1,155)	$5,978	$(820)	$(505)

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

Employer Contributions.    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) or its VEBA trusts for its other post-retirement benefits during the three months ended December 31, 2022, and does not anticipate making any such contributions during the remainder of fiscal 2023.

Note 11 – Regulatory Matters

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order provided for a return on equity of 8.7%, and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018. The order also authorized the Company to recover approximately $15 million annually for pension and other post-employment benefit ("OPEB") expenses from customers. Because the Company’s future pension and OPEB costs were projected to be satisfied with existing funds held in reserve, in July, Distribution Corporation made a filing with the NYPSC to effectuate a pension and OPEB surcredit to customers to offset these amounts being collected in base rates effective October 1, 2022. On September 16, 2022, the NYPSC issued an order approving the filing. The surcredit will remain in effect until modified by the NYPSC in another proceeding, or until December 31, 2024, whichever is earlier. With the implementation of this surcredit, Distribution Corporation will no longer be funding the Retirement Plan or its VEBA trusts in its New York jurisdiction.

    On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31, 2023). The extension is contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to April 1, 2023. On December 9, 2022, the Company filed a petition with the NYPSC to effectuate a system improvement tracker through which qualified pipeline replacement costs would be tracked and recovered, and to recover certain deferred costs associated with the existing system modernization tracker, effective April 1, 2023. That petition has been noticed for public comment and a determination is pending.

    On January 19, 2023, the NYPSC issued an order in its Effects of COVID-19 on Utility Service (20-M-0266) and Energy Affordability for Low Income Utility Customers (14-M-0565) proceedings whereby a Phase 2 Utility Arrears Relief Program was authorized. Specifically, the order directed Distribution Corporation and certain other New York utilities to, among other things, address arrears on residential non-energy affordability program ratepayer accounts that did not receive a credit under the NYPSC’s Phase 1 program and small commercial ratepayer accounts by issuing a one-time bill credit to such customers to reduce or eliminate accrued arrears through May 1, 2022. The credits shall be processed within 90 days of the effective date of the order, provided that residential non-EAP customers who had their service disconnected for non-payment in 2022 shall be allowed the opportunity to have their service reinstated in order to receive the credit through June 30, 2023. The order further directs utilities to suspend residential service terminations for non-payment while arrears credits are applied to accounts through March 1, 2023, or 30 days after credits have been applied, whichever is later. The order authorizes the utilities to recover the Phase 2 costs (the arrears credits and associated carrying charges) through a surcharge. Utilities proposed various offsets to Phase 2 program costs, and Distribution Corporation has proposed certain offsets as part of an uncollectible expense reconciliation proposal. Distribution Corporation will make a filing with the NYPSC seeking approval of its uncollectible expense reconciliation mechanism no later than 30 days from the January 19, 2023 effective date of the order. Application of the proposed offsets and collection periods will be determined when the NYPSC rules on the uncollectible expense reconciliation filing.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. On October 28, 2022, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $28.1 million with a proposed effective date of December 27, 2022. The Company is also proposing, among other things, to implement a weather normalization adjustment (WNA) mechanism and a new energy efficiency and conservation pilot program for residential customers. On December 8, 2022, the PaPUC issued an order suspending the filing until July 27, 2023 by operation of law unless directed otherwise by the PaPUC. The matter has been assigned to an administrative law judge and remains pending.

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

    On June 30, 2022, the Company entered into a new 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provides an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company is using the proceeds for general corporate purposes, which included the redemption in November 2022 of a portion of the Company's outstanding long-term debt maturing in March 2023. The Company does not anticipate long-term refinancing for the long-term debt maturing in March 2023.

    From a financing perspective, the Company expects to use cash on hand, cash from operations, and short-term or long-term borrowings, as needed, to meet its financing needs for the remainder of fiscal 2023.

CRITICAL ACCOUNTING ESTIMATES

    For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2022 Form 10-K.  There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties, with natural gas properties in the Appalachian Region being the primary component after the June 30, 2022 sale of the Company's California oil and natural gas properties. That sale is discussed in more detail in Item 1 at Note 2 - Asset Acquisitions and Divestitures.  In accordance with the full cost methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling. At December 31, 2022, the ceiling exceeded the book value of the oil and gas properties by approximately $3.3 billion. The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended December 31, 2022, based on the quoted Henry Hub spot price for natural gas, was $6.36 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for the twelve months ended December 31, 2022. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.)  In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices used at December 31, 2022 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company's oil and gas properties by approximately $3.0 billion (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

    It is difficult to predict what factors could lead to future non-cash impairments under the SEC's full cost ceiling test. Fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves and significant fluctuations in natural gas prices have an impact on the amount of the ceiling at any point in time. For a more complete discussion of the full cost method of accounting, refer to "Oil and Gas Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2022 Form 10-K.

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $169.7 million for the quarter ended December 31, 2022 compared to earnings of $132.4 million for the quarter ended December 31, 2021.  The increase in earnings of $37.3 million is primarily the result of higher earnings in all reportable segments as well as in the Corporate category, slightly offset by a loss in the All Other category. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended December 31,
(Thousands)	2022	2021	Increase (Decrease)
Exploration and Production	$91,192	$62,369	$28,823
Pipeline and Storage	29,476	25,168	4,308
Gathering	24,738	23,137	1,601
Utility	23,817	22,130	1,687
Total Reportable Segments	169,223	132,804	36,419
All Other	(280)	(7)	(273)
Corporate	746	(405)	1,151
Total Consolidated	$169,689	$132,392	$37,297

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended December 31,
(Thousands)	2022	2021	Increase (Decrease)
Gas (after Hedging)	$273,197	$205,801	$67,396
Oil (after Hedging)	628	35,223	(34,595)
Gas Processing Plant	374	1,029	(655)
Other	2,774	2,145	629
	$276,973	$244,198	$32,775

Production Volumes

	Three Months Ended December 31,
	2022	2021	Increase (Decrease)
Gas Production (MMcf)
Appalachia	90,574	81,389	9,185
West Coast	—	408	(408)
Total Production	90,574	81,797	8,777

Oil Production (Mbbl)
Appalachia	8	—	8
West Coast	—	548	(548)
Total Production	8	548	(540)

Average Prices

	Three Months Ended December 31,
	2022	2021	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$4.77	$4.39	$0.38
West Coast	N/M	$9.79	N/M
Weighted Average	$4.77	$4.42	$0.35
Weighted Average After Hedging	$3.02	$2.52	$0.50

Average Oil Price/Bbl
Appalachia	$82.09	$70.86	$11.23
West Coast	N/M	$77.34	N/M
Weighted Average	$82.09	$77.34	$4.75
Weighted Average After Hedging	$82.09	$64.29	$17.80

N/M - Not Meaningful (as a result of the sale of Seneca's West Coast assets in June 2022)

2022 Compared with 2021

    Operating revenues for the Exploration and Production segment increased $32.8 million for the quarter ended December 31, 2022 as compared with the quarter ended December 31, 2021. Gas production revenue after hedging increased $67.4 million due to the impact of an 8.8 Bcf increase in natural gas production, together with a $0.50 per Mcf increase in the weighted average price of natural gas after hedging. Natural gas production increased largely due to additional production from new Marcellus and Utica wells in the Appalachian region. Oil production revenue after hedging decreased $34.6 million due to the sale of the Exploration and Production segment's California assets on June 30, 2022. In addition, other revenue increased $0.6 million and gas processing plant revenue decreased $0.7 million. The increase in other revenue was attributed to a temporary capacity release of the TransCanada Pipeline transportation contract. The decrease in gas processing plant revenue was attributed to the sale of the California assets.

    The Exploration and Production segment's earnings for the quarter ended December 31, 2022 were $91.2 million, an increase of $28.8 million when compared with earnings of $62.4 million for the quarter ended December 31, 2021. The increase in earnings was due to higher natural gas production ($17.4 million), higher natural gas prices after hedging ($35.8 million), lower lease operating and transportation expenses ($6.0 million), lower other operating expenses ($3.3 million) and higher other income ($1.4 million). The positive earnings impact of these items was partially offset by lower oil production ($27.4 million), higher depletion expense ($4.8 million), higher other taxes ($1.0 million), higher interest expense ($0.9 million) and a higher income tax expense ($1.2 million). The decrease in lease operating and transportation expenses was primarily the result of the sale of the California assets, partially offset by higher gathering and transportation costs in the Appalachian region due to increased production. The decrease in other operating expenses was primarily attributed to the California asset sale. The increase in other income was attributed to interest income received on hedging collateral deposits, an unrealized gain on contingent consideration received as part of the California asset sale, as well as non-service pension and post-retirement income in the quarter ended December 31, 2022 compared to non-service pension and post-retirement benefit costs in the quarter ended December 31, 2021. The increase in depletion expense was primarily due to the net increase in production combined with a $0.03 per Mcf increase in the depletion rate. The increase in other taxes was attributed to higher Impact Fees in the Appalachian region offset partially by lower production and other taxes as a result of the California asset sale. The increase in interest expense can largely be attributed to a higher average interest rate on intercompany short-term borrowings. The increase in income tax expense was primarily driven by a prior year first quarter benefit realized from the Enhanced Oil Recovery tax credit, which did not recur in the current year as a result of the sale of the California assets.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended December 31,
(Thousands)	2022	2021	Increase (Decrease)
Firm Transportation	$75,456	$65,825	$9,631
Interruptible Transportation	745	444	301
	76,201	66,269	9,932
Firm Storage Service	21,284	20,800	484
Interruptible Storage Service	2	—	2
Other	168	1,281	(1,113)
	$97,655	$88,350	$9,305

Pipeline and Storage Throughput

	Three Months Ended December 31,
(MMcf)	2022	2021	Increase (Decrease)
Firm Transportation	224,623	193,594	31,029
Interruptible Transportation	1,308	767	541
	225,931	194,361	31,570

2022 Compared with 2021

    Operating revenues for the Pipeline and Storage segment increased $9.3 million for the quarter ended December 31, 2022 as compared with the quarter ended December 31, 2021.  The increase in operating revenues was primarily due to increases in transportation revenues of $9.9 million and storage revenues of $0.5 million, partially offset by a decrease in other revenue of $1.1 million. The increase in transportation revenues was primarily attributable to new demand charges for transportation service from Supply Corporation's FM100 Project, which was placed into service in December 2021. The increase from the FM100 Project includes the impact of a negotiated revenue step-up to Period 2 Rates that went into effect April 1, 2022, as specified in Supply Corporation's 2020 rate case settlement. An increase in short-term contracts also contributed to the increase in transportation revenues. These increases were partially offset by a decline in revenues associated with miscellaneous contract terminations. The increase in storage revenues was mainly due to the Period 2 Rates that went into effect April 1, 2022 related to the FM100 Project, as discussed above, as well as an increase in reservation charges for storage service from several new contracts that went into effect. The decrease in other revenue primarily reflects lower electric surcharge true-up revenues. Revenues collected through the electric surcharge mechanism are completely offset by an equal amount of electric power costs recorded in operation and maintenance expense.

    Transportation volume for the quarter ended December 31, 2022 increased by 31.6 Bcf from the prior year's quarter primarily due to an increase in volume from the FM100 Project, which was brought online in December 2021, as well as an increase in short-term contracts and an increase in volume from colder weather. These were partially offset by certain contract terminations during the quarter. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2022 were $29.5 million, an increase of $4.3 million when compared with earnings of $25.2 million for the quarter ended December 31, 2021. The increase in earnings was primarily due to the earnings impact of higher operating revenues of $7.4 million, as discussed above, combined with an increase in other income of $0.6 million. The increase in other income is primarily due to a higher weighted average interest rate on intercompany short-term notes receivables along with higher non-service pension and post-retirement benefit income. This was partially offset by a decrease in the allowance for funds used during construction (equity component) related to the construction of the FM100 Project that was placed into service in December 2021. These earnings increases were partially offset by increases in operating expenses ($1.5 million), depreciation expense ($1.3 million), and interest expense ($0.6 million). The increase in operating expenses was primarily due to higher personnel costs, timing of dues and memberships and higher pipeline integrity costs. This was partially offset by lower power costs related to Empire's electric motor drive compressor station. The electric power costs are offset by an equal amount of revenue, as discussed above. The increase in depreciation expense was primarily due to incremental depreciation from Supply Corporation's FM100 Project going into service in December 2021. The increase in interest expense is primarily due to a decrease in the allowance for funds used during construction (debt component) related to the construction of the FM100 Project, discussed above, combined with higher interest rates on security deposits.

Gathering

Gathering Operating Revenues

	Three Months Ended December 31,
(Thousands)	2022	2021	Increase (Decrease)
Gathering Revenues	$56,413	$52,225	$4,188

Gathering Volume

	Three Months Ended December 31,
	2022	2021	Increase (Decrease)
Gathered Volume - (MMcf)	108,027	101,094	6,933

2022 Compared with 2021

    Operating revenues for the Gathering segment increased $4.2 million for the quarter ended December 31, 2022 as compared with the quarter ended December 31, 2021, which was driven primarily by a 6.9 Bcf increase in gathered volume. The increase in gathered volume can be attributed primarily to an increase in natural gas production on the Covington and Clermont gathering systems, which recorded increases of 16.3 Bcf and 1.6 Bcf, respectively, partially offset by decreases on the Trout Run and Wellsboro gathering systems, which recorded decreases of 10.1 Bcf and 0.9 Bcf, respectively. The net increase can be attributed to an increase in gross natural gas production in the Appalachian region by producers connected to the aforementioned gathering systems.

    The Gathering segment’s earnings for the quarter ended December 31, 2022 were $24.7 million, an increase of $1.6 million when compared with earnings of $23.1 million for the quarter ended December 31, 2021. The increase in earnings was mainly due to higher gathering revenues ($3.3 million) driven by the increase in gathered volume, as discussed above. This increase was partially offset by higher operating expenses ($1.2 million) and higher income tax expense ($0.6 million). The increase in operating expenses was largely attributable to higher leased compression costs on the Trout Run and Covington gathering systems as well as higher compressor repairs and services on the Clermont and Covington gathering systems.

Utility

Utility Operating Revenues

	Three Months Ended December 31,
(Thousands)	2022	2021	Increase (Decrease)
Retail Sales Revenues:
Residential	$245,442	$182,708	$62,734
Commercial	35,343	25,242	10,101
Industrial	1,643	1,157	486
	282,428	209,107	73,321
Transportation	29,512	29,652	(140)
Other	(259)	(2,000)	1,741
	$311,681	$236,759	$74,922

Utility Throughput

	Three Months Ended December 31,
(MMcf)	2022	2021	Increase (Decrease)
Retail Sales:
Residential	20,153	17,496	2,657
Commercial	2,994	2,543	451
Industrial	151	123	28
	23,298	20,162	3,136
Transportation	18,310	17,593	717
	41,608	37,755	3,853

Degree Days

Three Months Ended December 31,				Percent Colder (Warmer) Than
	Normal	2022	2021	Normal(1)	Prior Year(1)
Buffalo, NY	2,253	2,048	1,704	(9.1)%	20.2%
Erie, PA	2,044	1,987	1,560	(2.8)%	27.4%

(1)Percents compare actual 2022 degree days to normal degree days and actual 2022 degree days to actual 2021 degree days.

2022 Compared with 2021

    Operating revenues for the Utility segment increased $74.9 million for the quarter ended December 31, 2022 as compared with the quarter ended December 31, 2021. The increase resulted from a $73.3 million increase in retail gas sales revenue, which was primarily due to a significant increase in the cost of gas sold (per Mcf), as well as a 3.1 Bcf increase in throughput due to colder weather. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. This increase in retail gas sales revenue was partially offset by a decrease in base rates related to a tariff filing approved by the NYPSC, which created a surcredit that temporarily eliminates pension and OPEB cost recovery from base rates effective October 1, 2022. Additional details related to the regulatory proceeding are discussed in the Rate Matters section and in Item 1 at Note 11 - Regulatory Matters. In addition, there was a $0.1 million decrease in transportation revenues and a $1.7 million increase in other revenues. The decrease in transportation revenues, in spite of a 0.7 Bcf increase in throughput, is mainly attributable to a decrease in base rates, as a result of the NYPSC tariff filing related to Pension and OPEB costs discussed above, which was partially offset by an increase in the system modernization tracker allocation to transportation customers. The increase in other revenues is the result of a regulatory adjustment ($1.0 million), higher capacity release revenues ($0.7 million) and late payment charges billed to customers ($0.5 million). These increases were partially offset by a larger estimated refund provision from the income tax benefits resulting from the 2017 Tax Reform Act ($0.5 million).

    The Utility segment’s earnings for the quarter ended December 31, 2022 were $23.8 million, an increase of $1.7 million when compared with earnings of $22.1 million for the quarter ended December 31, 2021. The increase in earnings was mainly attributable to an increase in usage due to colder weather ($3.3 million), higher other operating revenues ($1.0 million), and the impact of a system modernization tracker in New York ($0.9 million). Higher other income of $0.5 million, consisting largely of interest on deferred gas costs, also contributed to the earnings increase.

    These increases were partially offset by a reduction in the New York jurisdiction’s base rates resulting from the NYPSC tariff filing related to pension and OPEB costs discussed above, which temporarily eliminated the recovery of pension and OPEB expenses effective October 1, 2022 and reduced earnings for the quarter ($3.7 million). With the elimination of pension and OPEB expenses in customer rates, earnings benefited from a decrease in non-service pension and post-retirement benefit costs ($3.6 million), as Distribution Corporation’s New York service territory recognized pension and OPEB income during the quarter ended December 31, 2022 compared to the prior year period when it recognized pension and OPEB expenses to match against the pension and OPEB amounts collected in base rates.

    The Utility segment also experienced higher operating expenses ($2.4 million) and higher interest expense ($2.0 million) when comparing the quarter ended December 31, 2022 to the quarter ended December 31, 2021. The increase in operating expenses was primarily due to higher personnel costs and an increase in the provision for uncollectible accounts, due to higher gas costs. The increase in interest expense was largely the result of a higher weighted average interest rate on intercompany short-term borrowings.

    The impact of weather variations on earnings in the Utility segment's New York rate jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment's New York customers. For the quarter ended December 31, 2022, the WNC increased earnings by approximately $0.9 million, as the weather was warmer than normal. For the quarter ended December 31, 2021, the WNC increased earnings by approximately $2.6 million, as the weather was warmer than normal.

Corporate and All Other

2022 Compared with 2021

    Corporate and All Other operations had earnings of $0.5 million for the quarter ended December 31, 2022, an increase of $0.9 million when compared with a loss of $0.4 million for the quarter ended December 31, 2021. The increase was primarily attributable to changes in unrealized gains and losses on investments in equity securities. During the quarter ended December 31, 2022, the Company recorded unrealized gains of $0.2 million. During the quarter ended December 31, 2021, the Company recorded unrealized losses of $3.5 million. These changes were offset by a decrease in realized gains from sales of investments in equity securities ($2.9 million).

Other Income (Deductions)

    Net other income on the Consolidated Statement of Income was $6.3 million for the quarter ended December 31, 2022, compared to net other deductions of $1.1 million for the quarter ended December 31, 2021. This change is primarily attributable to non-service pension and post-retirement benefit income of $1.4 million for the quarter ended December 31, 2022 as compared to non-service pension and post-retirement benefit expense of $4.8 million for the quarter ended December 31, 2021. As discussed above in the Utility segment, this is largely related to a tariff filing approved by the NYPSC during September 2022 in Distribution Corporation's New York service territory, which created a surcredit that temporarily eliminates pension and OPEB cost recovery from base rates effective October 1, 2022. Accordingly, no pension and OPEB expenses were recorded during the quarter ended December 31, 2022 for that jurisdiction. Other income (deductions) was also impacted by an increase in other interest income of $2.0 million. This was driven by an increase in interest on temporary cash investments, increased interest on a larger undercollection of gas costs over the prior year in Distribution Corporation and an increase in interest received from hedging collateral deposits in the Exploration and Production segment. These increases were partially offset by a decrease in the allowance for funds used during construction (equity component) of $1.0 million.

Interest Expense on Long-Term Debt

    Interest expense on long-term debt on the Consolidated Statement of Income decreased $0.5 million for the quarter ended December 31, 2022 as compared to the quarter ended December 31, 2021, primarily due to the November 2022 redemption of $150.0 million of the $500.0 million 3.75% note due March 2023.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary sources of cash during the three-month period ended December 31, 2022 consisted of cash provided by operating activities, proceeds from short-term borrowings and proceeds from the sale of a fixed income mutual fund held in a grantor trust. The Company’s primary sources of cash during the three-month period ended December 31, 2021 consisted of cash provided by operating activities and proceeds from the sale of a fixed income mutual fund held in a grantor trust.

    The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During the remainder of 2023, cash provided by operating activities is expected to increase over the amount of cash provided by operating activities when compared to the same period in 2022 and will be used to fund the Company's capital expenditures. There are two long-term debt maturities in March 2023, of which $399 million are outstanding. The Company expects to repay those securities through the use of cash on hand at the date of maturity and short-term borrowings. Based on current commodity prices, cash provided by operating activities is expected to exceed capital expenditures in fiscal 2023 and 2024. This is expected to provide the Company with the option to consider additional growth investments, further reductions in short-term or long-term debt, and increasing the amount of cash flow returned to shareholders, either through increases to the Company’s dividend or via repurchases of common stock. These cash flow projections do not reflect the impact of acquisitions or divestitures that may arise in the future.

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

    Net cash provided by operating activities totaled $327.3 million for the three months ended December 31, 2022, an increase of $155.8 million compared with $171.5 million provided by operating activities for the three months ended December 31, 2021. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Exploration and Production segment primarily due to higher cash receipts from natural gas production in the Appalachian region and higher realized natural gas prices.

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $223.5 million during the three months ended December 31, 2022 and $191.8 million during the three months ended December 31, 2021.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Three Months Ended December 31,	2022		2021		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$168.5	(1)	$139.2	(2)	$29.3
Pipeline and Storage:
Capital Expenditures	16.4	(1)	24.1	(2)	(7.7)
Gathering:
Capital Expenditures	13.3	(1)	8.9	(2)	4.4
Utility:
Capital Expenditures	25.3	(1)	19.4	(2)	5.9
All Other:
Capital Expenditures	—		0.2		(0.2)
	$223.5		$191.8		$31.7

(1)At December 31, 2022, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $102.9 million, $2.1 million, $1.1 million and $4.2 million, respectively, of non-cash capital expenditures. At September 30, 2022, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $83.0 million, $15.2 million, $10.7 million and $11.4 million, respectively, of non-cash capital expenditures.
(2)At December 31, 2021, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $69.9 million, $5.4 million, $2.6 million and $3.1 million, respectively, of non-cash capital expenditures.  At September 30, 2021, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $47.9 million, $39.4 million, $4.8 million and $10.6 million, respectively, of non-cash capital expenditures.

Exploration and Production

    The Exploration and Production segment capital expenditures for the three months ended December 31, 2022 were primarily well drilling and completion expenditures in the Appalachian region (including $60.9 million in the Marcellus Shale area and $104.6 million in the Utica Shale area).  These amounts included approximately $110.5 million spent to develop proved undeveloped reserves.

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

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2022 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions. The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2021 were primarily for expenditures related to Supply Corporation's FM100 Project ($15.7 million). In addition, the Pipeline and Storage segment capital expenditures for the three months ended December 31, 2021 included additions, improvements and replacements to this segment’s transmission and gas storage systems.

Gathering

    The majority of the Gathering segment capital expenditures for the three months ended December 31, 2022 included expenditures related to the continued expansion of Midstream Company's Clermont and Covington gathering systems, as discussed below. Midstream Company spent $5.7 million and $5.2 million, respectively, during the three months ended December 31, 2022 on the development of the Clermont and Covington gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines in the Clermont gathering system. In the Tioga gathering system, which is part of Midstream Covington, expenditures were largely attributable to the expansion of on-pad and centralized station facilities related to bringing new development online.

    The majority of the Gathering segment capital expenditures for the three months ended December 31, 2021 included expenditures related to the continued expansion of Midstream Company's Clermont and Covington gathering systems. Midstream Company spent $4.0 million and $4.5 million, respectively, during the three months ended December 31, 2021 on the development of the Clermont and Covington gathering systems. These expenditures were largely attributable to new Clermont gathering pipelines, as well as the development of new gathering facilities, including new gathering pipelines and upgrades to existing stations in the Tioga gathering system.

    NFG Midstream Covington, LLC, a wholly-owned subsidiary of Midstream Company, operates its Covington gathering system as well as the Tioga gathering system, both in Tioga County, Pennsylvania. The current Covington gathering system consists of two compressor stations and backbone and in-field gathering pipelines. The Tioga gathering system consists of 16 compressor stations and backbone and in-field gathering pipelines.

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

Utility

    The majority of the Utility segment capital expenditures for the three months ended December 31, 2022 and December 31, 2021 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

Other Investing Activities

    In October 2021, the Company sold $30 million of fixed income mutual fund shares held in a grantor trust that was established for the benefit of Pennsylvania ratepayers. The proceeds were used in the Utility segment’s Pennsylvania service territory to fund a one-time customer bill credit of $25 million in October 2021 for previously overcollected OPEB expenses and the first year installment of a 5-year pass back of an additional $29 million in previously overcollected OPEB expenses in accordance with new rates that went into effect on October 1, 2021. In October 2022, the Company sold an additional $10 million of fixed income mutual fund shares held in the grantor trust. The proceeds from this sale were used to fund the second year installment of the 5-year pass back of overcollected OPEB expenses as well as to diversify a portion of grantor trust investments into lower risk money market mutual fund shares. Please refer to the Rate Matters section that follows for additional discussion of this matter.

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

Project Funding

    Over the past two years, the Company has been financing capital expenditures with cash from operations, short-term and long-term debt and proceeds from the sale of the Company's California assets. During the three months ended December 31, 2022 and December 31, 2021, capital expenditures were funded with cash from operations and short-term debt. Going forward, the Company expects to use cash on hand, cash from operations and short-term borrowings to finance capital expenditures. The level of short-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production, and the associated commodity price realizations, as well as the level of hedging collateral deposits in the Exploration and Production segment. It will also likely depend on the timing of gas cost recovery in the Utility segment.

    The Company continuously evaluates capital expenditures and potential investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive natural gas properties, quicker development of existing natural gas properties, natural gas storage and transmission facilities, natural gas gathering and compression facilities and the expansion of natural gas transmission line capacities, regulated utility assets and other opportunities as they may arise. The amounts are also subject to modification for opportunities involving carbon emission reductions and/or energy transition including investments directly related to low- and no-carbon fuels. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market and regulatory conditions as well as legislative actions.

Financing Cash Flow

    Consolidated short-term debt increased $190.0 million, to a total of $250.0 million, when comparing the balance sheet at December 31, 2022 to the balance sheet at September 30, 2022. The maximum amount of short-term debt outstanding during the three months ended December 31, 2022 was $250.0 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. For example, elevated commodity prices relative to its existing portfolio of derivative financial instruments could lead the Company to post margin with a number of its derivative counterparties. Given the recent decline in natural gas prices, the Company's margin requirements decreased to $1.6 million as of December 31, 2022. The Company's margin deposits are reflected on the balance sheet as a current asset titled Hedging Collateral Deposits. As of December 31, 2022, the Company had outstanding short-term notes payable to banks of $250.0 million. The Company did not have any commercial paper outstanding at December 31, 2022.

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

    On June 30, 2022, the Company entered into the 364-Day Credit Agreement with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provides an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company is using the proceeds for general corporate purposes, which included using $150.0 million for the November 2022 redemption of a portion of the Company's outstanding long-term debt maturing in March 2023.

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

    The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since July 1, 2018, the Company recorded non-cash, after-tax ceiling test impairments totaling $381.4 million. As a result, at December 31, 2022, $190.7 million was added back to the Company's total capitalization for purposes of the calculation under the Credit Agreement and 364-Day Credit Agreement. On May 3, 2022, the Company entered into Amendment No. 1 to the Credit Agreement with the same twelve banks under the initial Credit Agreement. The amendment further modified the definition of consolidated capitalization, for purposes of calculating the debt to capitalization ratio under the Credit Agreement, to exclude, beginning with the quarter ended June 30, 2022, all unrealized gains or losses on commodity-related derivative financial instruments and up to $10 million in unrealized gains or losses on other derivative financial instruments included in Accumulated Other Comprehensive Income (Loss) within Total Comprehensive Shareholders' Equity on the Company's consolidated balance sheet. Under the Credit Agreement, such unrealized losses will not negatively affect the calculation of the debt to capitalization ratio, and such unrealized gains will not positively affect the calculation. The 364-Day Credit Agreement includes the same debt to capitalization covenant and the same exclusions of unrealized gains or losses on derivative financial instruments as the Credit Agreement. At December 31, 2022, the Company’s debt to capitalization ratio, as calculated under the Credit Agreement and 364-Day Credit Agreement, was .48. The constraints specified in the Credit Agreement and 364-Day Credit Agreement would have permitted an additional $2.77 billion in short-term and/or long-term debt to be outstanding at December 31, 2022 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.

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

    The Current Portion of Long-Term Debt at December 31, 2022 consists of $350.0 million of 3.75% notes and $49.0 million of 7.395% notes, that each mature in March 2023. The Current Portion of Long-Term Debt at September 30, 2022 consisted of $500.0 million of 3.75% notes ($150.0 million of which was subsequently paid in November 2022) and $49.0 million of 7.395% notes, that each mature in March 2023. The Company does not anticipate long-term refinancing for these maturities.

    The Company’s embedded cost of long-term debt was 4.52% at December 31, 2022 and 4.48% at December 31, 2021.

    Under the Company’s existing indenture covenants at December 31, 2022, the Company would have been permitted to issue up to a maximum of approximately $2.85 billion in additional unsubordinated long-term indebtedness at then current market interest rates, in addition to being able to issue new indebtedness to replace existing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. It is possible, depending on amounts reported in various income statement and balance sheet line items, that the indenture covenants could, for a period of time, prevent the Company from issuing incremental unsubordinated long-term debt, or significantly limit the amount of such debt that could be issued. Losses incurred as a result of significant impairments of oil and gas properties have in the past resulted in such temporary restrictions. The indenture covenants would not preclude the Company from issuing new long-term debt to replace existing long-term debt, or from issuing additional short-term debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.

    The Company’s 1974 indenture pursuant to which $99.0 million (or 4.0%) of the Company’s long-term debt (as of December 31, 2022) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

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

    Supply Corporation and Empire have developed a project which would move significant prospective Marcellus and Utica production from Seneca's Western Development Area at Clermont to an Empire interconnection with the TC Energy pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. The Company remains committed to the project and, on June 29, 2022, received an extension of time from FERC, until December 31, 2024, to construct the project. The Company will update the $500 million preliminary cost estimate and expected in-service date for the project when there is further clarity on the timing of receipt of necessary regulatory approvals. As of December 31, 2022, approximately $55.9 million has been spent on the Northern Access project, including $24.3 million that has been spent to study the project. The remaining $31.6 million spent on the project is included in Property, Plant and Equipment on the Consolidated Balance Sheet at December 31, 2022.

    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) or its VEBA trusts for its other post-retirement benefits during the three months ended December 31, 2022, and does not anticipate making any such contributions during the remainder of fiscal 2023.

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

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2022, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    For a complete discussion of all other market risk sensitive instruments used by the Company, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2022 Form 10-K.

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

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order provided for a return on equity of 8.7%, and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018. The order also authorized the Company to recover approximately $15 million annually for pension and OPEB expenses from customers. Because the Company's future pension and OPEB costs were projected to be satisfied with existing funds held in reserve, in July, Distribution Corporation made a filing with the NYPSC to effectuate a pension and OPEB surcredit to customers to offset these amounts being collected in base rates effective October 1, 2022. On September 16, 2022, the NYPSC issued an order approving the filing. The surcredit will remain in effect until modified by the NYPSC in another proceeding, or until December 31, 2024, whichever is earlier. With the implementation of this surcredit, Distribution Corporation will no longer be funding the Retirement Plan or its VEBA trusts in its New York jurisdiction.

    On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31, 2023). The extension is contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to April 1, 2023. On December 9, 2022, the Company filed a petition with the NYPSC to effectuate a system improvement tracker through which qualified pipeline replacement costs would be tracked and recovered, and to recover certain deferred costs associated with the existing system modernization tracker, effective April 1, 2023. That petition has been noticed for public comment and a determination is pending.

    On January 19, 2023, the NYPSC issued an order in its Effects of COVID-19 on Utility Service (20-M-0266) and Energy Affordability for Low Income Utility Customers (14-M-0565) proceedings whereby a Phase 2 Utility Arrears Relief Program was authorized. Specifically, the order directed Distribution Corporation and certain other New York utilities to, among other things, address arrears on residential non-energy affordability program ratepayer accounts that did not receive a credit under the NYPSC’s Phase 1 program and small commercial ratepayer accounts by issuing a one-time bill credit to such customers to reduce or eliminate accrued arrears through May 1, 2022. The credits shall be processed within 90 days of the effective date of the order, provided that residential non-EAP customers who had their service disconnected for non-payment in 2022 shall be allowed the opportunity to have their service reinstated in order to receive the credit through June 30, 2023. The order further directs utilities to suspend residential service terminations for non-payment while arrears credits are applied to accounts through March 1, 2023, or 30 days after credits have been applied, whichever is later. The order authorizes the utilities to recover the Phase 2 costs (the arrears credits and associated carrying charges) through a surcharge. Utilities proposed various offsets to Phase 2 program costs, and Distribution Corporation has proposed certain offsets as part of an uncollectible expense reconciliation proposal. Distribution Corporation will make a filing with the NYPSC seeking approval of its uncollectible expense reconciliation mechanism no later than 30 days from the January 19, 2023 effective date of the order. Application of the proposed offsets and collection periods will be determined when the NYPSC rules on the uncollectible expense reconciliation filing.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. On October 28, 2022, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $28.1 million with a proposed effective date of December 27, 2022. The Company is also proposing, among other things, to implement a weather normalization adjustment (WNA) mechanism and a new energy efficiency and conservation pilot program for residential customers. On December 8, 2022, the PaPUC issued an order suspending the filing until July 27, 2023 by operation of law unless directed otherwise by the PaPUC. The matter has been assigned to an administrative law judge and remains pending.

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
12.Changes in price differentials between similar quantities of natural gas sold at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;
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
16.Other changes in price differentials between similar quantities of natural gas having different quality, heating value, hydrocarbon mix or delivery date;
17.The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;
18.Negotiations with the collective bargaining units representing the Company's workforce, including potential work stoppages during negotiations;
19.Uncertainty of natural gas reserve estimates;
20.Significant differences between the Company’s projected and actual production levels for natural gas;
21.Changes in demographic patterns and weather conditions (including those related to climate change);
22.Changes in the availability, price or accounting treatment of derivative financial instruments;
23.Changes in laws, actuarial assumptions, the interest rate environment and the return on plan/trust assets related to the Company’s pension and other post-retirement benefits, which can affect future funding obligations and costs and plan liabilities;
24.Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities or acts of war, as well as economic and operational disruptions due to third-party outages;
25.Significant differences between the Company’s projected and actual capital expenditures and operating expenses; or
26.Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
    The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2022 Form 10-K have not materially changed other than as set forth below. The risk factor presented below superseded the risk factor having the same caption in the 2022 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2022 Form 10-K.

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

    Federal and state legislatures have from time to time considered bills that would establish a cap-and-trade program, cap-and-invest program, methane fee or carbon tax to incent the reduction of greenhouse gas emissions. For example, in August 2022, the federal Inflation Reduction Act was signed into law, which includes a methane charge that is expected to be applicable to the reported annual methane emissions of certain oil and gas facilities, above specified methane intensity thresholds, starting in calendar year 2024. In addition, the New York State legislature, in early 2021, proposed a bill known as the Climate and Community Investment Act, which proposed an escalating fee starting at $55 per short ton of carbon dioxide equivalent on any carbon-based fuels sold, used or brought into the state. That bill did not pass, but similar legislation may be proposed in the future. In December 2022, New York’s Climate Action Council issued a final scoping plan recommending the implementation of a cap-and-invest program in New York. In January 2023, New York’s Governor announced a cap-and-invest program as part of her 2023 State of the State address. The Governor directed the Department of Environmental Conservation and the New York State Energy Research and Development Authority to advance an economywide cap-and-invest program that establishes a declining cap on greenhouse gas emissions, and invests in programs to drive emissions reductions. If this proposed program becomes effective and the Company becomes subject to new or revised cap-and-trade programs, cap-and-invest programs, methane charges, fees for carbon-based fuels or other similar costs or charges, the Company may experience additional costs and incremental operating expenses, which would impact our future earnings and cash flows.

    A number of states have also adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the natural gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. In addition, the NYPSC initiated a proceeding to consider climate-related financial disclosures at the utility operating level, and in 2019, the New York State legislature passed the CLCPA, which created emission reduction and electric generation mandates, and could ultimately impact the Utility segment’s customer base and business. Pursuant to the CLCPA, New York's Climate Action Council approved a final scoping plan that includes recommendations to strategically downsize and decarbonize the natural gas system and curtail use of natural gas and natural gas appliances. The final scoping plan was approved and adopted on December 19, 2022 and includes detailed recommendations to meet the CLCPA’s emissions reduction targets in the transportation, buildings, electricity, industry, agriculture & forestry and waste sectors. The final scoping plan also recommends statewide and cross-sector policies relevant to gas system transition, economywide strategies, land use, local government and adaptation and resilience.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On October 3, 2022, the Company issued a total of 6,920 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company's Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 692 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended December 31, 2022. The Company issued an additional 310 unregistered shares in the aggregate on October 14, 2022 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who defer the shares issued for the quarter ended December 31, 2022.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Oct. 1 - 31, 2022	10,091	$65.17	—	6,971,019
Nov 1 - 30, 2022	9,905	$64.19	—	6,971,019
Dec 1 - 31, 2022	110,964	$64.97	—	6,971,019
Total	130,960	$64.91	—	6,971,019
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes. During the quarter ended December 31, 2022, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 130,960 shares purchased other than through a publicly announced share repurchase program, 28,199 were purchased for the Company's 401(k) plans and 102,761 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock. The Company has not repurchased any shares since September 17, 2008. The repurchase program has no expiration date and management would discuss with the Company's Board of Directors any future repurchases under this program.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

10.2	Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

10.3	Form of Award Notice for ESG Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2022 and 2021.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2022 and 2021, (iii) the Consolidated Balance Sheets at December 31, 2022 and September 30, 2022, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  February 3, 2023