Form 10-Q
period 2023-03-31
NATIONAL FUEL GAS CO
filed 2023-05-04
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 30, 2023: 91,803,996 shares.

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

Firm transportation and/or storage	The transportation and/or storage service that a supplier of such service is obligated by contract to provide and for which the customer is obligated to pay whether or not the service is utilized.
GAAP	Accounting principles generally accepted in the United States of America
Goodwill	An intangible asset representing the difference between the fair value of a company and the price at which a company is purchased.
Hedging	A method of minimizing the impact of price, interest rate, and/or foreign currency exchange rate changes, often times through the use of derivative financial instruments.
Hub	Location where pipelines intersect enabling the trading, transportation, storage, exchange, lending and borrowing of natural gas.
ICE	Intercontinental Exchange. An exchange which maintains a futures market for crude oil and natural gas.
Impact Fee	An annual fee imposed on unconventional wells spud in Pennsylvania. The fee is administered by the PaPUC and fees are distributed to counties and municipalities where the well is located.
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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2023	2022	2023	2022
INCOME
Operating Revenues:
Utility Revenues	$406,758	$369,092	$718,376	$605,776
Exploration and Production and Other Revenues	244,552	261,676	521,525	505,957
Pipeline and Storage and Gathering Revenues	65,951	70,952	136,218	136,544
	717,261	701,720	1,376,119	1,248,277

Operating Expenses:
Purchased Gas	243,839	199,592	415,035	301,219
Operation and Maintenance:
Utility	56,453	53,476	106,805	100,120
Exploration and Production and Other	31,782	49,806	58,655	95,425
Pipeline and Storage and Gathering	37,479	33,518	70,740	63,446
Property, Franchise and Other Taxes	25,367	27,717	51,572	52,219
Depreciation, Depletion and Amortization	100,964	91,245	197,564	179,823
	495,884	455,354	900,371	792,252
Operating Income	221,377	246,366	475,748	456,025
Other Income (Expense):
Other Income (Deductions)	2,884	10,018	9,203	8,940
Interest Expense on Long-Term Debt	(27,583)	(30,079)	(57,188)	(60,209)
Other Interest Expense	(5,861)	(1,519)	(9,704)	(2,680)
Income Before Income Taxes	190,817	224,786	418,059	402,076
Income Tax Expense	49,937	57,458	107,489	102,356

Net Income Available for Common Stock	140,880	167,328	310,570	299,720

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,713,176	1,281,963	1,587,085	1,191,175
	1,854,056	1,449,291	1,897,655	1,490,895

Dividends on Common Stock	(43,602)	(41,608)	(87,201)	(83,212)
Balance at March 31	$1,810,454	$1,407,683	$1,810,454	$1,407,683

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.53	$1.83	$3.39	$3.28
Diluted:
Net Income Available for Common Stock	$1.53	$1.82	$3.37	$3.26
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	91,794,765	91,444,638	91,686,110	91,354,488
Used in Diluted Calculation	92,256,348	92,064,711	92,264,717	92,047,467
Dividends Per Common Share:
Dividends Declared	$0.475	$0.455	$0.950	$0.910
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars)	2023	2022	2023	2022
Net Income Available for Common Stock	$140,880	$167,328	$310,570	$299,720
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	310,544	(641,606)	608,137	(478,474)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	18,940	130,221	178,281	292,809
Other Post-Retirement Adjustment for Regulatory Proceeding	—	(7,351)	—	(7,351)
Other Comprehensive Income (Loss), Before Tax	329,484	(518,736)	786,418	(193,016)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	85,394	(175,605)	166,770	(130,956)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	5,208	35,641	48,779	80,141
Income Tax Expense (Benefit) Related to Other Post-Retirement Adjustment for Regulatory Proceeding	—	(1,544)	—	(1,544)
Income Taxes – Net	90,602	(141,508)	215,549	(52,359)
Other Comprehensive Income (Loss)	238,882	(377,228)	570,869	(140,657)
Comprehensive Income (Loss)	$379,762	$(209,900)	$881,439	$159,063

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	September 30, 2022
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$12,978,137	$12,551,909
Less - Accumulated Depreciation, Depletion and Amortization	6,162,406	5,985,432
	6,815,731	6,566,477
Current Assets
Cash and Temporary Cash Investments	71,533	46,048
Hedging Collateral Deposits	—	91,670
Receivables – Net of Allowance for Uncollectible Accounts of $48,146 and $40,228, Respectively	257,965	361,626
Unbilled Revenue	60,018	30,075
Gas Stored Underground	6,554	32,364
Materials and Supplies - at average cost	45,204	40,637
Unrecovered Purchased Gas Costs	26,851	99,342
Other Current Assets	75,233	59,369
	543,358	761,131

Other Assets
Recoverable Future Taxes	104,426	106,247
Unamortized Debt Expense	8,062	8,884
Other Regulatory Assets	61,497	67,101
Deferred Charges	85,053	77,472
Other Investments	74,618	95,025
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	224,701	196,597
Fair Value of Derivative Financial Instruments	42,424	9,175
Other	1,896	2,677
	608,153	568,654

Total Assets	$7,967,242	$7,896,262

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	September 30, 2022
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 91,795,080 Shares and 91,478,064 Shares, Respectively	$91,795	$91,478
Paid in Capital	1,031,341	1,027,066
Earnings Reinvested in the Business	1,810,454	1,587,085
Accumulated Other Comprehensive Loss	(54,864)	(625,733)
Total Comprehensive Shareholders’ Equity	2,878,726	2,079,896
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,085,235	2,083,409
Total Capitalization	4,963,961	4,163,305

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	410,000	60,000
Current Portion of Long-Term Debt	—	549,000
Accounts Payable	119,497	178,945
Amounts Payable to Customers	2,830	419
Dividends Payable	43,602	43,452
Interest Payable on Long-Term Debt	14,303	17,376
Customer Advances	—	26,108
Customer Security Deposits	34,382	24,283
Other Accruals and Current Liabilities	257,923	257,327
Fair Value of Derivative Financial Instruments	34,763	785,659
	917,300	1,942,569

Other Liabilities
Deferred Income Taxes	1,000,526	698,229
Taxes Refundable to Customers	354,274	362,098
Cost of Removal Regulatory Liability	265,626	259,947
Other Regulatory Liabilities	189,378	188,803
Other Post-Retirement Liabilities	2,977	3,065
Asset Retirement Obligations	160,910	161,545
Other Liabilities	112,290	116,701
	2,085,981	1,790,388
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$7,967,242	$7,896,262

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of U.S. Dollars)	2023	2022
OPERATING ACTIVITIES
Net Income Available for Common Stock	$310,570	$299,720
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	197,564	179,823
Deferred Income Taxes	80,745	94,212
Stock-Based Compensation	11,286	10,631
Reduction of Other Post-Retirement Regulatory Liability	—	(18,533)
Other	10,758	14,494
Change in:
Receivables and Unbilled Revenue	71,760	(166,584)
Gas Stored Underground and Materials, Supplies and Emission Allowances	21,243	32,040
Unrecovered Purchased Gas Costs	72,491	29,377
Other Current Assets	(15,864)	(8,605)
Accounts Payable	(29,169)	2,006
Amounts Payable to Customers	2,411	3,401
Customer Advances	(26,108)	(17,223)
Customer Security Deposits	10,099	1,474
Other Accruals and Current Liabilities	28,741	11,164
Other Assets	(26,901)	(32,659)
Other Liabilities	(8,417)	(9,119)
Net Cash Provided by Operating Activities	711,209	425,619

INVESTING ACTIVITIES
Capital Expenditures	(496,362)	(415,415)
Net Proceeds from Sale of Oil and Gas Producing Properties	—	13,525
Deposit Paid for Upstream Assets	(12,700)	—
Sale of Fixed Income Mutual Fund Shares in Grantor Trust	10,000	30,000
Other	14,413	13,689
Net Cash Used in Investing Activities	(484,649)	(358,201)

FINANCING ACTIVITIES
Proceeds from Issuance of Short-Term Note Payable to Bank	250,000	—
Net Change in Other Short-Term Notes Payable to Banks and Commercial Paper	100,000	59,500
Reduction of Long-Term Debt	(549,000)	—
Dividends Paid on Common Stock	(87,051)	(83,091)
Net Repurchases of Common Stock	(6,694)	(9,026)
Net Cash Used in Financing Activities	(292,745)	(32,617)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(66,185)	34,801
Cash, Cash Equivalents, and Restricted Cash at October 1	137,718	120,138
Cash, Cash Equivalents, and Restricted Cash at March 31	$71,533	$154,939

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$64,495	$63,490
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

Earnings for Interim Periods.  The Company, in its opinion, has included all adjustments (which consist of only normally recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2022, 2021 and 2020 that are included in the Company's 2022 Form 10-K.  The consolidated financial statements for the year ended September 30, 2023 will be audited by the Company's independent registered public accounting firm after the end of the fiscal year.

    The earnings for the six months ended March 31, 2023 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2023.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Balance at March 31, 2023	Balance at October 1, 2022	Balance at March 31, 2022	Balance at October 1, 2021

Cash and Temporary Cash Investments	$71,533	$46,048	$52,569	$31,528
Hedging Collateral Deposits	—	91,670	102,370	88,610
Cash, Cash Equivalents, and Restricted Cash	$71,533	$137,718	$154,939	$120,138

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

    Activity in the allowance for uncollectible accounts for the six months ended March 31, 2023 and 2022 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Written-Off	Balance at End of Period
Six Months Ended March 31, 2023
Allowance for Uncollectible Accounts	$40,228	$10,973	$916	$(3,971)	$48,146
Six Months Ended March 31, 2022
Allowance for Uncollectible Accounts	$31,639	$9,684	$790	$(630)	$41,483

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $106.8 million at March 31, 2023, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $2.2 billion and $1.9 billion at March 31, 2023 and September 30, 2022, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $73.0 million and $66.0 million at March 31, 2023 and September 30, 2022, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At March 31, 2023, the ceiling exceeded the book value of the oil and gas properties by approximately $2.7 billion.  The estimated future net cash flows were decreased by $936.8 million for hedging under the ceiling test at March 31, 2023.

    The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities, gathering lines and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility, Pipeline and Storage and Gathering segments at March 31, 2023.

Accumulated Other Comprehensive Loss. The components of Accumulated Other Comprehensive Loss and changes for the six months ended March 31, 2023 and 2022, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2023
Balance at January 1, 2023	$(240,176)	$(53,570)	$(293,746)
Other Comprehensive Gains and Losses Before Reclassifications	225,150	—	225,150
Amounts Reclassified From Other Comprehensive Income	13,732	—	13,732
Balance at March 31, 2023	$(1,294)	$(53,570)	$(54,864)
Six Months Ended March 31, 2023
Balance at October 1, 2022	$(572,163)	$(53,570)	$(625,733)
Other Comprehensive Gains and Losses Before Reclassifications	441,367	—	441,367
Amounts Reclassified From Other Comprehensive Income	129,502	—	129,502
Balance at March 31, 2023	$(1,294)	$(53,570)	$(54,864)
Three Months Ended March 31, 2022
Balance at January 1, 2022	$(213,391)	$(63,635)	$(277,026)
Other Comprehensive Gains and Losses Before Reclassifications	(466,001)	—	(466,001)
Amounts Reclassified From Other Comprehensive Loss	94,580	—	94,580
Other Post-Retirement Adjustment for Regulatory Proceeding	—	(5,807)	(5,807)
Balance at March 31, 2022	$(584,812)	$(69,442)	$(654,254)
Six Months Ended March 31, 2022
Balance at October 1, 2021	$(449,962)	$(63,635)	$(513,597)
Other Comprehensive Gains and Losses Before Reclassifications	(347,518)	—	(347,518)
Amounts Reclassified From Other Comprehensive Loss	212,668	—	212,668
Other Post-Retirement Adjustment for Regulatory Proceeding	—	(5,807)	(5,807)
Balance at March 31, 2022	$(584,812)	$(69,442)	$(654,254)

    During the quarter ended March 31, 2022, the PaPUC concluded a regulatory proceeding that addressed the recovery of other post-employment benefit (“OPEB”) expenses in Distribution Corporation's Pennsylvania service territory. As a result of that proceeding, Distribution Corporation suspended regulatory accounting for OPEB expenses in Pennsylvania and a regulatory deferral of $7.4 million ($5.8 million after-tax) related to the funded status of Distribution Corporation’s other post-retirement benefit plans in Pennsylvania was reclassified to accumulated other comprehensive loss. For further discussion of this regulatory proceeding, refer to Note 11 — Regulatory Matters under the heading “Pennsylvania Jurisdiction.”

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the six months ended March 31, 2023 and 2022 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($18,768)	($130,271)	($177,930)	($292,899)	Operating Revenues
Foreign Currency Contracts	(172)	50	(351)	90	Operating Revenues
	(18,940)	(130,221)	(178,281)	(292,809)	Total Before Income Tax
	5,208	35,641	48,779	80,141	Income Tax Expense
	($13,732)	($94,580)	($129,502)	($212,668)	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2023	At September 30, 2022

Prepayments	$14,821	$17,757
Prepaid Property and Other Taxes	23,218	14,321
Prepaid State Income Taxes	5,132	5,933
Regulatory Assets	32,062	21,358
	$75,233	$59,369

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2023	At September 30, 2022

Accrued Capital Expenditures	$39,232	$64,720
Regulatory Liabilities	39,662	31,293
Reserve for Gas Replacement	106,835	—
Liability for Royalty and Working Interests	14,365	86,206
Non-Qualified Benefit Plan Liability	17,474	17,474
Other	40,355	57,634
	$257,923	$257,327

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were restricted stock units and performance shares. For the quarter and six months ended March 31, 2023, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 9,909 securities and 4,094 securities excluded as being antidilutive for the quarter and six months ended March 31, 2023, respectively. There were 13,815 securities and 11,883 securities excluded as being antidilutive for the quarter and six months ended March 31, 2022, respectively.

Stock-Based Compensation.  The Company granted 202,259 performance shares during the six months ended March 31, 2023. The weighted average fair value of such performance shares was $64.28 per share for the six months ended March 31, 2023. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the six months ended March 31, 2023 include awards that must meet a performance goal related to either relative return on capital over a three-year performance cycle ("ROC performance shares"), methane intensity and greenhouse gas emissions reductions over a three-year performance cycle ("ESG performance shares") or relative shareholder return over a three-year performance cycle ("TSR performance shares"). The performance goal related to the ROC performance shares over the three-year performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve-month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these ROC performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of the ROC performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.

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

    The Company granted 115,073 restricted stock units during the six months ended March 31, 2023.  The weighted average fair value of such restricted stock units was $59.69 per share for the six months ended March 31, 2023.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award.     The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.

Note 2 – Asset Acquisitions and Divestitures

    On March 22, 2023, the Company entered into a purchase and sale agreement to acquire certain upstream assets located in Potter and Tioga counties, Pennsylvania from SWN Production Company, LLC effective as of January 1, 2023 for total consideration of $127.0 million, subject to certain purchase price adjustments at closing. These assets are contiguous with existing Company-owned upstream assets in Pennsylvania. The Company made a deposit of $12.7 million at the signing of the purchase and sale agreement and intends to finance the remaining acquisition cost using short and/or long-term borrowings. The transaction is expected to close before the end of June 2023.

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

Note 3 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the quarter and six months ended March 31, 2023 and 2022, presented by type of service from each reportable segment.

Quarter Ended March 31, 2023 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$259,770	$—	$—	$—	$—	$—	$259,770
Production of Crude Oil	526	—	—	—	—	—	526
Natural Gas Processing	209	—	—	—	—	—	209
Natural Gas Gathering Service	—	—	56,981	—	—	(55,253)	1,728
Natural Gas Transportation Service	—	73,794	—	35,796	—	(21,751)	87,839
Natural Gas Storage Service	—	21,470	—	—	—	(9,219)	12,251
Natural Gas Residential Sales	—	—	—	318,649	—	—	318,649
Natural Gas Commercial Sales	—	—	—	48,966	—	—	48,966
Natural Gas Industrial Sales	—	—	—	2,768	—	(4)	2,764
Other	2,815	(161)	—	(1,864)	—	(264)	526
Total Revenues from Contracts with Customers	263,320	95,103	56,981	404,315	—	(86,491)	733,228
Alternative Revenue Programs	—	—	—	2,801	—	—	2,801
Derivative Financial Instruments	(18,768)	—	—	—	—	—	(18,768)
Total Revenues	$244,552	$95,103	$56,981	$407,116	$—	$(86,491)	$717,261

Six Months Ended March 31, 2023 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$692,129	$—	$—	$—	$—	$—	$692,129
Production of Crude Oil	1,154	—	—	—	—	—	1,154
Natural Gas Processing	583	—	—	—	—	—	583
Natural Gas Gathering Service	—	—	113,394	—	—	(109,020)	4,374
Natural Gas Transportation Service	—	149,996	—	64,174	—	(42,568)	171,602
Natural Gas Storage Service	—	42,756	—	—	—	(18,215)	24,541
Natural Gas Residential Sales	—	—	—	562,955	—	—	562,955
Natural Gas Commercial Sales	—	—	—	83,461	—	—	83,461
Natural Gas Industrial Sales	—	—	—	4,407	—	(4)	4,403
Other	5,589	7	—	(2,124)	—	(548)	2,924
Total Revenues from Contracts with Customers	699,455	192,759	113,394	712,873	—	(170,355)	1,548,126
Alternative Revenue Programs	—	—	—	5,923	—	—	5,923
Derivative Financial Instruments	(177,930)	—	—	—	—	—	(177,930)
Total Revenues	$521,525	$192,759	$113,394	$718,796	$—	$(170,355)	$1,376,119

Quarter Ended March 31, 2022 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$335,961	$—	$—	$—	$—	$—	$335,961
Production of Crude Oil	49,613	—	—	—	—	—	49,613
Natural Gas Processing	985	—	—	—	—	—	985
Natural Gas Gathering Service	—	—	52,604	—	—	(49,447)	3,157
Natural Gas Transportation Service	—	72,671	—	41,483	—	(18,233)	95,921
Natural Gas Storage Service	—	21,451	—	—	—	(9,253)	12,198
Natural Gas Residential Sales	—	—	—	287,027	—	—	287,027
Natural Gas Commercial Sales	—	—	—	43,193	—	—	43,193
Natural Gas Industrial Sales	—	—	—	2,193	—	—	2,193
Other	5,305	1,275	—	(4,147)	—	(143)	2,290
Total Revenues from Contracts with Customers	391,864	95,397	52,604	369,749	—	(77,076)	832,538
Alternative Revenue Programs	—	—	—	(547)	—	—	(547)
Derivative Financial Instruments	(130,271)	—	—	—	—	—	(130,271)
Total Revenues	$261,593	$95,397	$52,604	$369,202	$—	$(77,076)	$701,720

Six Months Ended March 31, 2022 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$697,242	$—	$—	$—	$—	$—	$697,242
Production of Crude Oil	91,984	—	—	—	—	—	91,984
Natural Gas Processing	2,013	—	—	—	—	—	2,013
Natural Gas Gathering Service	—	—	104,829	—	—	(97,627)	7,202
Natural Gas Transportation Service	—	138,940	—	69,257	—	(35,858)	172,339
Natural Gas Storage Service	—	42,251	—	—	—	(18,278)	23,973
Natural Gas Residential Sales	—	—	—	466,038	—	—	466,038
Natural Gas Commercial Sales	—	—	—	67,191	—	—	67,191
Natural Gas Industrial Sales	—	—	—	3,340	—	—	3,340
Other	7,451	2,556	—	(6,147)	6	(293)	3,573
Total Revenues from Contracts with Customers	798,690	183,747	104,829	599,679	6	(152,056)	1,534,895
Alternative Revenue Programs	—	—	—	6,281	—	—	6,281
Derivative Financial Instruments	(292,899)	—	—	—	—	—	(292,899)
Total Revenues	$505,791	$183,747	$104,829	$605,960	$6	$(152,056)	$1,248,277

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

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $106.0 million for the remainder of fiscal 2023; $206.4 million for fiscal 2024; $181.1 million for fiscal 2025; $146.9 million for fiscal 2026; $123.0 million for fiscal 2027; and $692.6 million thereafter.

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

    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2023 and September 30, 2022.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of March 31, 2023
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$53,519	$—	$—	$—	$53,519
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	59,179	—	(52,327)	6,852
Over the Counter No Cost Collars – Gas	—	56,879	—	(26,070)	30,809
Contingent Consideration for Asset Sale	—	5,903	—	—	5,903
Foreign Currency Contracts	—	213	—	(1,353)	(1,140)
Other Investments:
Balanced Equity Mutual Fund	15,924	—	—	—	15,924
Fixed Income Mutual Fund	15,949	—	—	—	15,949
Total	$85,392	$122,174	$—	$(79,750)	$127,816

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$91,509	$—	$(52,327)	$39,182
Over the Counter No Cost Collars – Gas	—	21,616	—	(26,070)	(4,454)
Foreign Currency Contracts	—	1,388	—	(1,353)	35
Total	$—	$114,513	$—	$(79,750)	$34,763
Total Net Assets/(Liabilities)	$85,392	$7,661	$—	$—	$93,053

Recurring Fair Value Measures	At fair value as of September 30, 2022
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$35,015	$—	$—	$—	$35,015
Hedging Collateral Deposits	91,670	—	—	—	91,670
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	5,177	—	(4,178)	999
Contingent Consideration for Asset Sale	—	8,176	—	—	8,176
Foreign Currency Contracts	—	128	—	(128)	—
Other Investments:
Balanced Equity Mutual Fund	19,506	—	—	—	19,506
Fixed Income Mutual Fund	33,348	—	—	—	33,348
Total	$179,539	$13,481	$—	$(4,306)	$188,714

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$517,464	$—	$(4,178)	$513,286
Over the Counter No Cost Collars – Gas	—	270,453	—	—	270,453
Foreign Currency Contracts	—	2,048	—	(128)	1,920
Total	$—	$789,965	$—	$(4,306)	$785,659
Total Net Assets/(Liabilities)	$179,539	$(776,484)	$—	$—	$(596,945)

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at March 31, 2023 and September 30, 2022 include natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s

Exploration and Production segment. Hedging collateral deposits of $91.7 million at September 30, 2022, which were associated with the price swap agreements, no cost collars and foreign currency contracts, have been reported in Level 1. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2023, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    Derivative financial instruments reported in Level 2 at March 31, 2023 also includes the contingent consideration associated with the sale of the Exploration and Production segment's California assets on June 30, 2022, which is discussed at Note 2 – Asset Acquisitions and Divestitures and at Note 5 – Financial Instruments. The fair value of the contingent consideration was calculated using a Monte Carlo simulation model that uses observable inputs, including the ICE Brent closing price as of the valuation date, initial and max trigger price, volatility, risk free rate, time of maturity and counterparty risk.

    For the quarters ended March 31, 2023 and March 31, 2022, there were no assets or liabilities measured at fair value and classified as Level 3.

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

	March 31, 2023		September 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,085,235	$1,951,250	$2,632,409	$2,453,209

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At March 31, 2023	At September 30, 2022

Life Insurance Contracts	$42,745	$42,171
Equity Mutual Fund	15,924	19,506
Fixed Income Mutual Fund	15,949	33,348
	$74,618	$95,025

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

Derivative Financial Instruments.  The Company uses derivative financial instruments to manage commodity price risk in the Exploration and Production segment. The Company enters into over-the-counter no cost collar and swap agreements to manage the price risk associated with forecasted sales of natural gas. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. These instruments are accounted for as cash flow hedges. The duration of the Company’s cash flow hedges does not typically exceed 5 years while the foreign currency forward contracts do not exceed 8 years.

    On June 30, 2022, the Company completed the sale of Seneca’s California assets. Under the terms of the purchase and sale agreement, the Company can receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated as $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The Company has determined that this contingent consideration meets the definition of a derivative under the authoritative accounting guidance. Changes in the fair value of this contingent consideration are marked-to-market each reporting period, with changes in fair value recognized in Other Income (Deductions) on the Consolidated Statement of Income. The fair value of this contingent consideration was estimated to be $5.9 million and $8.2 million at March 31, 2023 and September 30, 2022, respectively. A $2.5 million mark-to-market adjustment was recorded during the quarter ended March 31, 2023. A $2.3 million mark-to-market adjustment was recorded during the six months ended March 31, 2023.

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2023 and September 30, 2022.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of March 31, 2023, the Company had 462.9 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.

    As of March 31, 2023, the Company was hedging a total of $51.0 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of March 31, 2023, the Company had $1.3 million of net hedging losses after taxes included in the accumulated other comprehensive income (loss) balance. It is expected that $37.4 million of unrealized gains after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2023 and 2022 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				March 31,
	2023	2022		2023	2022
Commodity Contracts	$310,623	$(642,240)	Operating Revenue	$(18,768)	$(130,271)
Foreign Currency Contracts	(79)	634	Operating Revenue	(172)	50
Total	$310,544	$(641,606)		$(18,940)	$(130,221)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2023 and 2022 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Six Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or
(Loss) Reclassified from
Accumulated Other
Comprehensive Income (Loss) on
the Consolidated Balance Sheet
into the Consolidated Statement of
Income for the
 Six Months Ended
				March 31,
	2023	2022		2023	2022
Commodity Contracts	$607,743	$(479,114)	Operating Revenue	$(177,930)	$(292,899)
Foreign Currency Contracts	394	640	Operating Revenue	(351)	90
Total	$608,137	$(478,474)		$(178,281)	$(292,809)

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over the-counter swap positions, no cost collars and applicable foreign currency forward contracts with sixteen counterparties of which eight are in a net gain position. On average, the Company had $4.6 million of credit exposure per counterparty in a gain position at March 31, 2023. The maximum credit exposure per counterparty in a gain position at March 31, 2023 was $11.1 million. As of March 31, 2023, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    As of March 31, 2023, fourteen of the sixteen counterparties to the Company’s outstanding derivative financial contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative financial contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required.  At March 31, 2023, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $7.1 million according to the Company’s internal model (discussed in Note 4 – Fair Value Measurements), and no hedging collateral deposits were required to be posted by the Company at March 31, 2023.  Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 6 – Income Taxes

    The effective tax rates for the quarters ended March 31, 2023 and March 31, 2022 were 26.2% and 25.6%, respectively. The effective tax rates for the six months ended March 31, 2023 and March 31, 2022 were 25.7% and 25.5%, respectively. During the quarter and six months ended March 31, 2022, the Company was able to utilize the Enhanced Oil Recovery tax credit, which was not available during the quarter and six months ended March 31, 2023 due to the sale of its California properties.

    On April 14, 2023, the IRS issued guidance that provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized. The Company is currently analyzing this guidance to determine the potential impact on the financial statements.

Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at January 1, 2023	91,787	$91,787	$1,025,639	$1,713,176	$(293,746)
Net Income Available for Common Stock				140,880
Dividends Declared on Common Stock ($0.475 Per Share)				(43,602)
Other Comprehensive Income, Net of Tax					238,882
Share-Based Payment Expense (1)			5,200
Common Stock Issued Under Stock and Benefit Plans	8	8	502
Balance at March 31, 2023	91,795	$91,795	$1,031,341	$1,810,454	$(54,864)

Balance at October 1, 2022	91,478	$91,478	$1,027,066	$1,587,085	$(625,733)
Net Income Available for Common Stock				310,570
Dividends Declared on Common Stock ($0.95 Per Share)				(87,201)
Other Comprehensive Income, Net of Tax					570,869
Share-Based Payment Expense (1)			10,318
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	317	317	(6,043)
Balance at March 31, 2023	91,795	$91,795	$1,031,341	$1,810,454	$(54,864)

Balance at January 1, 2022	91,437	$91,437	$1,013,821	$1,281,963	$(277,026)
Net Income Available for Common Stock				167,328
Dividends Declared on Common Stock ($0.455 Per Share)				(41,608)
Other Comprehensive Loss, Net of Tax					(377,228)
Share-Based Payment Expense (1)			4,692
Common Stock Issued Under Stock and Benefit Plans	12	12	271
Balance at March 31, 2022	91,449	$91,449	$1,018,784	$1,407,683	$(654,254)

Balance at October 1, 2021	91,182	$91,182	$1,017,446	$1,191,175	$(513,597)
Net Income Available for Common Stock				299,720
Dividends Declared on Common Stock ($0.91 Per Share)				(83,212)
Other Comprehensive Loss, Net of Tax					(140,657)
Share-Based Payment Expense (1)			9,732
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	267	267	(8,394)
Balance at March 31, 2022	91,449	$91,449	$1,018,784	$1,407,683	$(654,254)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the six months ended March 31, 2023, the Company issued 12,055 original issue shares of common stock as a result of SARs exercises, 113,531 original issue shares of common stock for restricted stock units that vested and 278,687 original issue shares of common stock for performance shares that vested.  The Company also issued 14,680 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, including the reinvestment of dividends for certain non-employee directors who elected to defer their shares pursuant to the dividend reinvestment feature of the Company's Deferred Compensation Plan for Directors and Officers (the "DCP") during the six months ended March 31, 2023.  In addition, the Company issued 824 original issue shares of common stock to officers of the Company who elected to defer their shares pursuant to the dividend reinvestment feature of the Company's DCP Plan during the six months ended March 31, 2023.

Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the six months ended March 31, 2023, 102,761 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Short-Term Borrowings. On June 30, 2022, the Company entered into a new 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provides an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company used the proceeds for general corporate purposes, which included using $150.0 million for the November 2022 redemption of a portion of the Company's outstanding long-term debt with a maturity date in March 2023.

Current Portion of Long-Term Debt. None of the Company's long-term debt as of March 31, 2023 had a maturity date within the following twelve-month period. The Current Portion of Long-Term Debt at September 30, 2022 consisted of $500.0 million of 3.75% notes and $49.0 million of 7.395% notes. The Company redeemed $150.0 million of the 3.75% notes on November 25, 2022 using a portion of the proceeds from short-term borrowings, as discussed above. In March 2023, the Company redeemed the remaining $350.0 million of the 3.75% notes as well as the $49.0 million of 7.395% notes.

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

    At March 31, 2023, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $3.8 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at March 31, 2023. The Company expects to recover its environmental clean-up costs through rate recovery over a period of less than one year and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

Northern Access Project. On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access project described herein. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). Subsequently, FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order and FERC's decisions were appealed. The Second Circuit Court of Appeals issued an order upholding the FERC waiver orders. In addition, in the Company's state court litigation challenging the NYDEC's actions with regard to various state permits, the New York State Supreme Court issued a decision finding these permits to be preempted. The Company remains committed to the project and, on June 29, 2022, received an extension of time from FERC, until December 31, 2024, to construct the project. As of March 31, 2023, the Company has spent approximately $55.9 million on the project, all of which is recorded on the balance sheet.

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

    The data presented in the tables below reflect financial information for the segments and reconcile to consolidated amounts.  As stated in the 2022 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2022 Form 10-K.  A listing of segment assets at March 31, 2023 and September 30, 2022 is shown in the tables below.

Quarter Ended March 31, 2023 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$244,552	$64,223	$1,728	$406,758	$717,261	$—	$—	$717,261
Intersegment Revenues	$—	$30,880	$55,253	$358	$86,491	$—	$(86,491)	$—
Segment Profit: Net Income (Loss)	$60,982	$23,858	$24,334	$31,720	$140,894	$(69)	$55	$140,880

Six Months Ended March 31, 2023 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$521,525	$131,844	$4,374	$718,376	$1,376,119	$—	$—	$1,376,119
Intersegment Revenues	$—	$60,915	$109,020	$420	$170,355	$—	$(170,355)	$—
Segment Profit: Net Income (Loss)	$152,174	$53,335	$49,072	$55,537	$310,118	$(350)	$802	$310,570

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2023	$2,489,665	$2,357,852	$882,405	$2,363,918	$8,093,840	$2,105	$(128,703)	$7,967,242
At September 30, 2022	$2,507,541	$2,394,697	$878,796	$2,299,473	$8,080,507	$2,036	$(186,281)	$7,896,262

Quarter Ended March 31, 2022 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$261,593	$67,795	$3,157	$369,092	$701,637	$—	$83	$701,720
Intersegment Revenues	$—	$27,602	$49,447	$110	$77,159	$—	$(77,159)	$—
Segment Profit: Net Income (Loss)	$71,121	$25,470	$22,092	$53,048	$171,731	$—	$(4,403)	$167,328

Six Months Ended March 31, 2022 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$505,791	$129,342	$7,202	$605,776	$1,248,111	$—	$166	$1,248,277
Intersegment Revenues	$—	$54,405	$97,627	$184	$152,216	$6	$(152,222)	$—
Segment Profit: Net Income (Loss)	$133,490	$50,637	$45,229	$75,178	$304,534	$(7)	$(4,807)	$299,720

Note 10 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2023	2022	2023	2022

Service Cost	$1,297	$2,190	$147	$332
Interest Cost	10,629	5,707	3,912	2,267
Expected Return on Plan Assets	(16,648)	(13,074)	(6,403)	(7,340)
Amortization of Prior Service Cost (Credit)	109	134	(107)	(107)
Amortization of (Gains) Losses	(1,920)	6,601	(2,189)	(1,903)
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	5,378	8,418	3,493	4,274

Net Periodic Benefit Cost (Income)	$(1,155)	$9,976	$(1,147)	$(2,477)

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2023	2022	2023	2022

Service Cost	$2,594	$4,379	$293	$664
Interest Cost	21,258	11,414	7,824	4,533
Expected Return on Plan Assets	(33,297)	(26,147)	(12,806)	(14,680)
Amortization of Prior Service Cost (Credit)	218	268	(214)	(214)
Amortization of (Gains) Losses	(3,840)	13,202	(4,378)	(3,805)
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	10,756	12,838	7,314	10,519

Net Periodic Benefit Cost (Income)	$(2,311)	$15,954	$(1,967)	$(2,983)

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

Employer Contributions.    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) or its VEBA trusts for its other post-retirement benefits during the six months ended March 31, 2023, and does not anticipate making any such contributions during the remainder of fiscal 2023.

Note 11 – Regulatory Matters

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order provided for a return on equity of 8.7%, and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018. The order also authorized the Company to recover approximately $15 million annually for pension and OPEB expenses from customers. Because the Company’s future pension and OPEB costs were projected to be satisfied with existing funds held in reserve, in July 2022, Distribution Corporation made a filing with the NYPSC to effectuate a pension and OPEB surcredit to customers to offset these amounts being collected in base rates effective October 1, 2022. On September 16, 2022, the NYPSC issued an order approving the filing. The surcredit will remain in effect until modified by the NYPSC in another proceeding, or until

December 31, 2024, whichever is earlier. With the implementation of this surcredit, Distribution Corporation will no longer be funding the Retirement Plan or its VEBA trusts in its New York jurisdiction.

    On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31, 2023). On December 9, 2022, the Company filed a petition with the NYPSC to effectuate a system improvement tracker through which qualified pipeline replacement costs through September 30, 2024 would be tracked and recovered, and to recover certain deferred costs associated with the existing system modernization tracker, effective April 1, 2023. The NYPSC approved the petition via order dated March 17, 2023 contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to October 1, 2024.

    On January 19, 2023, the NYPSC issued an order in its Effects of COVID-19 on Utility Service (20-M-0266) and Energy Affordability for Low Income Utility Customers (14-M-0565) proceedings whereby a Phase 2 Utility Arrears Relief Program was authorized. Specifically, the order directed Distribution Corporation and certain other New York utilities to, among other things, address arrears on residential non-energy affordability program (EAP) ratepayer accounts that did not receive a credit under the NYPSC’s Phase 1 program and small commercial ratepayer accounts by issuing a one-time bill credit to such customers to reduce or eliminate accrued arrears through May 1, 2022. The credits shall be processed within 90 days of the effective date of the order, provided that residential non-EAP customers who had their service disconnected for non-payment in 2022 shall be allowed the opportunity to have their service reinstated in order to receive the credit through June 30, 2023. The order further directs utilities to suspend residential service terminations for non-payment while arrears credits are applied to accounts through March 1, 2023, or 30 days after credits have been applied, whichever is later. The order authorizes the utilities to recover the Phase 2 costs (the arrears credits and associated carrying charges) through a surcharge. Utilities proposed various offsets to Phase 2 program costs, and Distribution Corporation has proposed certain offsets as part of an uncollectible expense reconciliation proposal. On February 17, 2023, Distribution Corporation made a filing with the NYPSC seeking approval of its uncollectible expense reconciliation mechanism and a determination is pending. Application of the proposed offsets and collection periods will be determined when the NYPSC rules on the uncollectible expense reconciliation filing.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. On October 28, 2022, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $28.1 million with a proposed effective date of December 27, 2022. On December 8, 2022, the PaPUC issued an order suspending the filing until July 27, 2023 by operation of law unless directed otherwise by the PaPUC. Following discovery, the submission of testimony and an evidentiary hearing, the parties to the proceeding agreed to a settlement that authorizes, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million as of August 1, 2023. On April 13, 2023, Distribution Corporation filed a joint petition with the PaPUC seeking approval of the settlement on behalf of all active parties to the proceeding. The joint petition is currently pending before the PaPUC.

    Effective October 1, 2021, pursuant to a tariff supplement filed with the PaPUC, Distribution Corporation reduced base rates by $7.7 million in order to stop collecting OPEB expenses from customers. It also began to refund to customers overcollected OPEB expenses in the amount of $50.0 million. All matters with respect to this tariff supplement were finalized on February 24, 2022 with the PaPUC’s approval of an Administrative Law Judge’s Recommended Decision. Concurrent with that decision, the Company discontinued regulatory accounting for OPEB expenses and recorded an $18.5 million adjustment during the quarter ended March 31, 2022 to reduce its regulatory liability for previously deferred OPEB income amounts through September 30, 2021 and to increase Other Income (Deductions) on the consolidated financial statements by a like amount. The Company also increased customer refunds of overcollected OPEB expenses from $50.0 million to $54.0 million. All refunds specified in the tariff supplement are being funded entirely by grantor trust assets held by the Company, most of which are included in a fixed income mutual fund that is a component of Other Investments on the Company’s Consolidated Balance Sheet. With the elimination of OPEB expenses in base rates, Distribution Corporation is no longer funding the grantor trust or its VEBA trusts in its Pennsylvania jurisdiction.

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

    On June 30, 2022, the Company entered into a new 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provides an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company is using the proceeds for general corporate purposes, which included using $150.0 million for the November 2022 redemption of a portion of the Company's outstanding long-term debt with a maturity date in March 2023. In March 2023, the Company utilized short-term borrowings and cash on hand to redeem the remaining long-term debt that had maturity dates in March 2023, which included $350.0 million of 3.75% notes and $49.0 million of 7.395% notes.

    From a financing perspective, the Company expects to use cash on hand, cash from operations, and short-term or long-term borrowings, as needed, to meet its financing needs for the remainder of fiscal 2023. The Company continues to evaluate these financing needs and options to meet them. Given the current economic conditions, which include continued inflationary pressures and rising interest rates, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs as discussed above.

    Recent turmoil with certain financial institutions has created uncertainty in the economy. While the Company has not been directly impacted, it continues to closely monitor any potential future impacts on the business. The Company has a diverse group of twelve banks that participate in its multi-year and 364-day credit facilities. All of these banks have solid investment grade credit ratings. Additionally, the Company regularly reviews the credit quality of its hedging counterparties, those that provide credit support for customers, and any other material counterparties, and has not identified any material risks as a result of the current economic uncertainty.

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

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties, with natural gas properties in the Appalachian Region being the primary component after the June 30, 2022 sale of the Company's California oil and natural gas properties. That sale is discussed in more detail in Item 1 at Note 2 - Asset Acquisitions and Divestitures.  In accordance with the full cost methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling. At March 31, 2023, the ceiling exceeded the book value of the oil and gas properties by approximately $2.7 billion. The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2023, based on the quoted Henry Hub spot price for natural gas, was $5.96 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for the twelve months ended March 31, 2023. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.)  In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices used at March 31, 2023 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company's oil and gas properties by approximately $2.4 billion (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

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

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $140.9 million for the quarter ended March 31, 2023 compared to earnings of $167.3 million for the quarter ended March 31, 2022.  The decrease in earnings of $26.4 million is primarily the result of lower earnings in the Exploration and Production segment, Pipeline and Storage segment and Utility segment. Higher earnings in the Gathering segment and the Corporate category partially offset these decreases.

    The Company's earnings were $310.6 million for the six months ended March 31, 2023 compared to earnings of $299.7 million for the six months ended March 31, 2022.  The increase in earnings of $10.9 million is primarily the result of higher earnings in the Exploration and Production segment, Pipeline and Storage segment, Gathering segment and Corporate category. Lower earnings in the Utility segment and a loss in the All Other category partially offset these increases.

    The Company's earnings for the quarter and six months ended March 31, 2022 include the reduction of an OPEB regulatory liability that increased Utility segment earnings by $18.5 million ($14.6 million after-tax) in accordance with a regulatory proceeding in Distribution Corporation's Pennsylvania service territory. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Exploration and Production	$60,982	$71,121	$(10,139)	$152,174	$133,490	$18,684
Pipeline and Storage	23,858	25,470	(1,612)	53,335	50,637	2,698
Gathering	24,334	22,092	2,242	49,072	45,229	3,843
Utility	31,720	53,048	(21,328)	55,537	75,178	(19,641)
Total Reportable Segments	140,894	171,731	(30,837)	310,118	304,534	5,584
All Other	(69)	—	(69)	(350)	(7)	(343)
Corporate	55	(4,403)	4,458	802	(4,807)	5,609
Total Consolidated	$140,880	$167,328	$(26,448)	$310,570	$299,720	$10,850

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Gas (after Hedging)	$241,002	$218,486	$22,516	$514,199	$424,287	$89,912
Oil (after Hedging)	526	36,817	(36,291)	1,154	72,040	(70,886)
Gas Processing Plant	209	985	(776)	583	2,013	(1,430)
Other	2,815	5,305	(2,490)	5,589	7,451	(1,862)
	$244,552	$261,593	$(17,041)	$521,525	$505,791	$15,734

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Gas Production (MMcf)
Appalachia	93,241	83,565	9,676	183,815	164,954	18,861
West Coast	—	397	(397)	—	805	(805)
Total Production	93,241	83,962	9,279	183,815	165,759	18,056

Oil Production (Mbbl)
Appalachia	7	1	6	15	1	14
West Coast	—	522	(522)	—	1,070	(1,070)
Total Production	7	523	(516)	15	1,071	(1,056)

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.79	$3.97	$(1.18)	$3.77	$4.18	$(0.41)
West Coast	N/M	$10.04	N/M	N/M	$9.91	N/M
Weighted Average	$2.79	$4.00	$(1.21)	$3.77	$4.21	$(0.44)
Weighted Average After Hedging	$2.58	$2.60	$(0.02)	$2.80	$2.56	$0.24

Average Oil Price/Bbl
Appalachia	$74.12	$78.32	$(4.20)	$78.25	$75.38	$2.87
West Coast	N/M	$94.95	N/M	N/M	$85.93	N/M
Weighted Average	$74.12	$94.93	$(20.81)	$78.25	$85.93	$(7.68)
Weighted Average After Hedging	$74.12	$70.45	$3.67	$78.25	$67.30	$10.95

N/M - Not Meaningful (as a result of the sale of Seneca's West Coast assets in June 2022)

2023 Compared with 2022

    Operating revenues for the Exploration and Production segment decreased $17.0 million for the quarter ended March 31, 2023 as compared with the quarter ended March 31, 2022. Gas production revenue after hedging increased $22.5 million due to the impact of a 9.3 Bcf increase in natural gas production, offset by a $0.02 per Mcf decrease in the weighted average price of natural gas after hedging. Natural gas production increased largely due to additional production from new Marcellus and Utica wells in the Appalachian region. Oil production revenue after hedging decreased $36.3 million due to the sale of the Exploration and Production segment's California assets on June 30, 2022. In addition, other revenue decreased $2.5 million and gas processing plant revenue decreased $0.8 million. The decrease in other revenue was attributed to higher temporary capacity releases during the quarter ended March 31, 2022 when compared to the quarter ended March 31, 2023. The decrease in gas processing plant revenue was mainly attributed to the sale of the California assets.

    Operating revenues for the Exploration and Production segment increased $15.7 million for the six months ended March 31, 2023 as compared with the six months ended March 31, 2022. Gas production revenue after hedging increased $89.9 million due to the impact of an 18.1 Bcf increase in natural gas production combined with a $0.24 per Mcf increase in the weighted average price of natural gas after hedging. The increase in natural gas production was largely due to additional production from new Marcellus and Utica wells in the Appalachian region during the six months ended March 31, 2023 as compared with the six months ended March 31, 2022. Oil production revenue after hedging decreased $70.9 million due to the sale of the California assets. In addition, other revenue decreased $1.9 million and gas processing plant revenue decreased $1.4 million. The decrease in other revenue was attributed to higher temporary capacity releases during the six months ended March 31, 2022 when compared to the six months ended March 31, 2023, combined with a decrease in operating revenue from this segment's water treatment plants. The decrease in gas processing plant revenue was mainly attributed to the sale of the California assets.

    The Exploration and Production segment's earnings for the quarter ended March 31, 2023 were $61.0 million, a decrease of $10.1 million when compared with earnings of $71.1 million for the quarter ended March 31, 2022. The decrease in earnings was attributed to lower natural gas prices after hedging ($1.3 million), lower oil production ($28.7 million), higher depletion expense ($6.4 million) and an unrealized loss on contingent consideration received as part of the California asset sale ($1.8 million). A decrease in other revenue ($2.0 million) and gas processing plant revenue ($0.6 million), both of which are discussed above, also contributed to the decrease in earnings. These decreases were partially offset by higher natural gas production ($19.1 million), lower lease operating and transportation expenses ($5.3 million), lower other operating expenses ($3.2 million), lower other taxes ($1.9 million) and higher other income ($1.0 million). The increase in depletion expense was primarily due to the net increase in production combined with a $0.05 per Mcf increase in the depletion rate. The decrease in lease operating and transportation expenses was primarily the result of the sale of the California assets, partially offset by higher gathering and transportation costs combined with higher lease operating expenses in the Appalachian region. The decrease in other operating expenses was primarily attributed to the California asset sale. The decrease in other taxes was primarily attributed to both the impact of the sale of Seneca's California assets as well as lower Impact Fees in the Appalachian region. The increase in other income was attributed to higher interest income, as well as non-service pension and post-retirement benefit income in the quarter ended March 31, 2023 compared to non-service pension and post-retirement benefit costs in the quarter ended March 31, 2022.

    The Exploration and Production segment's earnings for the six months ended March 31, 2023 were $152.2 million, an increase of $18.7 million when compared with earnings of $133.5 million for the six months ended March 31, 2022. The increase in earnings was primarily attributable to higher natural gas production ($36.5 million) and higher natural gas prices after hedging ($34.5 million) as discussed above. Other factors contributing to the earnings increase included lower lease operating and transportation expenses ($11.3 million), lower other operating expenses ($6.5 million), lower other taxes ($0.9 million) and higher other income ($2.3 million). Partially offsetting these items, the Exploration and Production segment experienced lower oil production ($56.1 million), lower other revenue ($1.5 million) and lower gas processing plant revenue ($1.1 million), all of which are discussed above. Other factors that decreased earnings included higher depletion expense ($11.1 million), higher interest expense ($0.9 million), higher income tax expense ($1.1 million) and an unrealized loss on contingent consideration received as part of the California asset sale ($1.7 million). The decrease in lease operating and transportation expenses was primarily the result of the sale of the California assets, partially offset by higher gathering and transportation costs combined with higher lease operating expenses in the Appalachian region. The decrease in other operating expenses was primarily attributed to the California asset sale. The decrease in other taxes was attributed to the impact of the California asset sale, partially offset by higher Impact Fees in the Appalachian region. The increase in other income was attributed to higher interest income, as well as non-service pension and post-retirement income in the six months ended March 31, 2023 compared to non-service pension and post-retirement benefit costs in the six months ended March 31, 2022. The increase in depletion expense was primarily due to the net increase in production combined with a $0.04 per Mcf increase in the depletion rate. The increase in interest expense can largely be attributed to a higher average interest rate on intercompany short-term borrowings partially offset by lower interest on intercompany long-term borrowings due to the Company's redemption of $500.0 million of 3.75% notes during the six months ended March 31, 2023. The increase in income tax expense was primarily driven by a prior-year benefit realized from the Enhanced Oil Recovery tax credit, which did not recur in the current year as a result of the sale of the California assets.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Firm Transportation	$73,487	$72,259	$1,228	$148,944	$138,084	$10,860
Interruptible Transportation	307	412	(105)	1,052	856	196
	73,794	72,671	1,123	149,996	138,940	11,056
Firm Storage Service	21,470	21,451	19	42,754	42,251	503
Interruptible Storage Service	—	—	—	2	—	2
Other	(161)	1,275	(1,436)	7	2,556	(2,549)
	$95,103	$95,397	$(294)	$192,759	$183,747	$9,012

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Firm Transportation	231,081	232,030	(949)	455,705	425,623	30,082
Interruptible Transportation	619	752	(133)	1,927	1,520	407
	231,700	232,782	(1,082)	457,632	427,143	30,489

2023 Compared with 2022

    Operating revenues for the Pipeline and Storage segment decreased $0.3 million for the quarter ended March 31, 2023 as compared with the quarter ended March 31, 2022.  The decrease in operating revenues was primarily due to a decrease in other revenue of $1.4 million, partially offset by an increase in transportation revenues of $1.1 million. The decrease in other revenue primarily reflects an adjustment to electric surcharge revenues and lower cashout revenues. All customer surcharges and related adjustments for the electric surcharge mechanism are completely offset by an equal amount of electric power costs recorded in operation and maintenance expense. Cashout revenues are completely offset by purchased gas expense. The increase in transportation revenues was primarily attributable to Period 2 Rates that went into effect April 1, 2022. These Period 2 Rates were a negotiated revenue step-up as part of the FM100 Project that was placed into service in December 2021, as specified in Supply Corporation's 2020 rate case settlement. An increase in short-term contracts also contributed to the increase in transportation revenues. These increases were partially offset by a decline in revenues associated with miscellaneous contract terminations and revisions.

    Operating revenues for the Pipeline and Storage segment increased $9.0 million for the six months ended March 31, 2023 as compared with the six months ended March 31, 2022. The increase in operating revenues was primarily due to an increase in transportation revenues of $11.1 million and an increase in storage revenues of $0.5 million, partially offset by a decrease in other revenue of $2.5 million. The increase in transportation revenues was primarily attributable to new demand charges for transportation service from Supply Corporation's FM100 Project, which was placed into service in December 2021. The increase from the FM100 Project includes the impact of a negotiated revenue step-up to Period 2 Rates that went into effect April 1, 2022, as mentioned above. An increase in short-term contracts also contributed to the increase in transportation revenues. These increases were partially offset by a decline in revenues associated with miscellaneous contract terminations and revisions. The increase in storage revenues was mainly due to the Period 2 Rates that went into effect April 1, 2022 related to the FM100 Project, as discussed above, as well as an increase in reservation charges for storage service from several new contracts that went into effect. The decrease in other revenue primarily reflects an adjustment to electric surcharge revenues and lower cashout revenues.

    Transportation volume for the quarter ended March 31, 2023 decreased by 1.1 Bcf from the prior year's quarter ended March 31, 2022. For the six months ended March 31, 2023, transportation volume increased by 30.5 Bcf from the prior year's six-month period ended March 31, 2022. The increase in transportation volume for the six-month period primarily reflects an increase in volume from the FM100 Project, which was brought online in December 2021, as well as an increase in short-term contracts. These were partially offset by certain contract terminations during the six months ended March 31, 2023. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2023 were $23.9 million, a decrease of $1.6 million when compared with earnings of $25.5 million for the quarter ended March 31, 2022. The decrease in earnings was primarily due to an increase in operating expenses of $2.2 million, combined with the earnings impact of lower operating revenues of $0.2 million, as discussed above. The increase in operating expenses was primarily due to higher personnel costs, higher pipeline integrity costs and an increase in compressor maintenance costs. This was partially offset by lower power costs related to Empire's electric motor drive compressor station. This reduction in electric power costs is offset by an equal reduction in revenue, as discussed above. These earnings decreases were partially offset by an increase in other income of $0.9 million, which was primarily due to a higher weighted average interest rate on intercompany short-term notes receivables along with higher non-service pension and post-retirement benefit income. This was partially offset by a decrease in the allowance for funds used during construction (equity component) related to an annual adjustment that was recorded during the current quarter.

    The Pipeline and Storage segment’s earnings for the six months ended March 31, 2023 were $53.3 million, an increase of $2.7 million when compared with earnings of $50.6 million for the six months ended March 31, 2022. The increase in earnings was primarily due to the earnings impact of higher operating revenues of $7.1 million, as discussed above, combined with an increase in other income ($1.5 million). The increase in other income is primarily due to a higher weighted average interest rate on intercompany short-term notes receivables along with higher non-service pension and post-retirement benefit income. This was partially offset by a decrease in allowance for funds used during construction (equity component) related to the construction of the FM100 Project that was placed into service in December 2021 along with an annual adjustment that was recorded during the current fiscal year. These earnings increases were partially offset by increases in operating expenses ($3.7 million), depreciation expense ($1.6 million) and interest expense ($0.9 million). The increase in operating expenses was primarily due to higher personnel costs, higher pipeline integrity costs and an increase in compressor maintenance costs. This was partially offset by lower power costs related to Empire's electric motor drive compressor station. This reduction in electric power costs is offset by an equal reduction in revenue, as discussed above. The increase in depreciation expense was primarily due to incremental depreciation from the FM100 Project going into service in December 2021. The increase in interest expense was mainly due to higher interest rates on security deposits and intercompany short-term borrowings, partially offset by a decrease in interest on intercompany long-term borrowings due to the Company's redemption of $500.0 million of 3.75% notes during the six months ended March 31, 2023.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Gathering Revenues	$56,981	$52,604	$4,377	$113,394	$104,829	$8,565

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Gathered Volume - (MMcf)	109,344	103,736	5,608	217,371	204,829	12,542

2023 Compared with 2022

    Operating revenues for the Gathering segment increased $4.4 million for the quarter ended March 31, 2023 as compared with the quarter ended March 31, 2022, which was driven primarily by a 5.6 Bcf increase in gathered volume. The increase in gathered volume can be attributed primarily to an increase in natural gas production on the Covington and Clermont gathering systems, which recorded increases of 14.9 Bcf and 4.2 Bcf, respectively, partially offset by decreases on the Trout Run and Wellsboro gathering systems, which recorded decreases of 8.6 Bcf and 4.9 Bcf, respectively. The net increase can be attributed to an increase in gross natural gas production in the Appalachian region by producers connected to the aforementioned gathering systems.

    Operating revenues for the Gathering segment increased $8.6 million for the six months ended March 31, 2023 as compared with the six months ended March 31, 2022, which was driven primarily by a 12.5 Bcf increase in gathered volume. Contributors to the increase included the Covington and Clermont gathering systems, which recorded increases of 31.1 Bcf and 5.7 Bcf, respectively, partially offset by the Trout Run and Wellsboro gathering systems, which recorded decreases of 18.6 Bcf and 5.7 Bcf, respectively. The net increase can be attributed to an increase in gross natural gas production in the Appalachian region by producers connected to the aforementioned gathering systems.

    The Gathering segment’s earnings for the quarter ended March 31, 2023 were $24.3 million, an increase of $2.2 million when compared with earnings of $22.1 million for the quarter ended March 31, 2022. The increase in earnings was mainly due to higher gathering revenues ($3.5 million) driven by the increase in gathered volume, as discussed above. These increases were partially offset by higher operating expenses ($0.9 million) and higher depreciation expense ($0.4 million). The increase in operating expenses was largely attributable to higher leased compression and material costs on the Trout Run and Covington gathering systems combined with higher labor costs across all of the gathering systems. The increase in depreciation expense was largely due to higher plant balances associated with the Covington and Clermont gathering systems.

    The Gathering segment’s earnings for the six months ended March 31, 2023 were $49.1 million, an increase of $3.9 million when compared with earnings of $45.2 million for the six months ended March 31, 2022.  The increase in earnings was mainly due to higher gathering revenues ($6.8 million) driven by the increase in gathered volume, as discussed above. This increase was partially offset by higher operating expenses ($2.1 million) and higher depreciation expense ($0.7 million). The increase in operating expenses was largely attributable to higher leased compression costs on the Trout Run and Covington gathering systems, higher material costs on the Clermont and Covington gathering systems and higher labor costs across all of the gathering systems. The increase in depreciation expense was largely due to higher plant balances associated with the Covington and Clermont gathering systems.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Retail Sales Revenues:
Residential	$320,043	$286,329	$33,714	$565,484	$469,037	$96,447
Commercial	47,569	41,668	5,901	82,913	66,910	16,003
Industrial	2,787	2,193	594	4,430	3,350	1,080
	370,399	330,190	40,209	652,827	539,297	113,530
Transportation	38,581	43,159	(4,578)	68,093	72,810	(4,717)
Other	(1,864)	(4,147)	2,283	(2,124)	(6,147)	4,023
	$407,116	$369,202	$37,914	$718,796	$605,960	$112,836

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Retail Sales:
Residential	27,884	32,026	(4,142)	48,037	49,521	(1,484)
Commercial	4,384	4,923	(539)	7,378	7,466	(88)
Industrial	267	268	(1)	418	392	26
	32,535	37,217	(4,682)	55,833	57,379	(1,546)
Transportation	22,788	25,745	(2,957)	41,098	43,338	(2,240)
	55,323	62,962	(7,639)	96,931	100,717	(3,786)

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2023	2022	Normal(1)	Prior Year(1)
Buffalo, NY	3,290	2,820	3,161	(14.3)%	(10.8)%
Erie, PA	3,108	2,645	2,973	(14.9)%	(11.0)%
Six Months Ended March 31,
Buffalo, NY	5,543	4,868	4,865	(12.2)%	0.1%
Erie, PA	5,152	4,632	4,533	(10.1)%	2.2%

(1)Percents compare actual 2023 degree days to normal degree days and actual 2023 degree days to actual 2022 degree days.

2023 Compared with 2022

    Operating revenues for the Utility segment increased $37.9 million for the quarter ended March 31, 2023 as compared with the quarter ended March 31, 2022. The increase resulted largely from a $40.2 million increase in retail gas sales revenue. This increase primarily reflects an increase in the cost of gas sold (per Mcf), partially offset by a 4.7 Bcf decrease in throughput due to warmer weather and a decrease in base rates. It should be noted that under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers. Revenues collected in 2023 reflect not only the current cost of gas but also the collection of previously deferred under collected gas costs. The decrease in base rates is related to a tariff filing approved by the NYPSC, which created a surcredit that temporarily eliminates pension and

OPEB cost recovery from base rates effective October 1, 2022. Additional details related to the regulatory proceeding are discussed in the Rate Matters section and in Item 1 at Note 11 - Regulatory Matters. In addition to the overall increase in retail gas sales revenue, there was a $2.3 million increase in other revenues. The increase in other revenues is the result of higher capacity release revenues ($1.1 million) and a smaller estimated refund provision from the income tax benefits resulting from the 2017 Tax Reform Act ($1.4 million). Partially offsetting the impact of higher retail gas sales revenue and other revenues, there was a $4.6 million decrease in transportation revenues. The decrease in transportation revenues is mainly attributable to a decrease in base rates, as a result of the NYPSC tariff filing related to pension and OPEB costs discussed above, as well as a 3.0 Bcf decrease in throughput due to warmer weather. The decrease in transportation revenues was partially offset by an increase in the system modernization tracker allocation to transportation customers.

    Operating revenues for the Utility segment increased $112.8 million for the six months ended March 31, 2023 as compared with the six months ended March 31, 2022. The increase largely resulted from a $113.5 million increase in retail gas sales revenue and a $4.0 million increase in other revenues, which were partially offset by a $4.7 million decrease in transportation revenues. The increase in retail gas sales revenue was primarily due to a considerable increase in the cost of gas sold (per Mcf) partially offset by a decrease in base rates, as a result of the NYPSC tariff filing related to pension and OPEB costs discussed above, as well as a 1.5 Bcf decrease in throughput due to warmer weather. The increase in other revenues was largely due to higher capacity release revenues ($1.8 million), a smaller estimated refund provision from the income tax benefits resulting from the 2017 Tax Reform Act ($0.9 million), a positive regulatory adjustment ($0.9 million), and higher late payment charges billed to customers ($0.5 million). The decrease in transportation revenues was largely due to a 2.2 Bcf decrease in transportation throughput during the six months ended March 31, 2023 and the decrease in base rates, as previously mentioned. The decrease in transportation revenues was partially offset by an increase in the system modernization tracker allocation to transportation customers.

    The Utility segment’s earnings for the quarter ended March 31, 2023 were $31.7 million, a decrease of $21.3 million when compared with earnings of $53.0 million for the quarter ended March 31, 2022. The decrease in earnings was primarily attributable to the non-recurrence of an adjustment that increased earnings by $14.6 million during the quarter ended March 31, 2022. The adjustment, which resulted from the conclusion of a proceeding in the Utility's Pennsylvania service territory, recognized the cumulative amount of OPEB income in that jurisdiction that previously had been deferred as a regulatory liability. In addition to the non-recurrence of this transaction, there was a decrease in OPEB income ($1.7 million) in the Utility's Pennsylvania service territory quarter over quarter. Other factors contributing to the decrease included a decrease in usage due to warmer weather ($2.9 million), higher interest expense ($3.4 million), and higher operating expenses ($1.7 million). The increase in interest expense was largely the result of a higher weighted average interest rate on intercompany short-term borrowings. The increase in operating expenses was mainly due to higher personnel costs and an increase in the accrual for uncollectible accounts.

    An additional decrease of $6.3 million resulted from a reduction in the New York jurisdiction’s base rates as a result of the NYPSC tariff filing related to pension and OPEB costs discussed above, which temporarily eliminated the recovery of pension and OPEB expenses effective October 1, 2022. This was offset by a decrease in non-service pension and post-retirement benefit costs ($6.6 million), as Distribution Corporation’s New York service territory ceased recognizing pension and OPEB expenses.

    Partially offsetting these decreases, the Utility segment also experienced the positive earnings impact of a system modernization tracker in New York ($1.7 million), interest earned on deferred gas costs ($0.7 million), and lower income tax expense ($0.8 million) when comparing the quarter ended March 31, 2023 to the quarter ended March 31, 2022.

    The impact of weather variations on earnings in the Utility segment's New York rate jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment's New York customers. For the quarter ended March 31, 2023, the WNC increased earnings by approximately $3.3 million, as the weather was warmer than normal. For the quarter ended March 31, 2022, the WNC increased earnings by approximately $1.5 million, as the weather was warmer than normal.

    The Utility segment’s earnings for the six months ended March 31, 2023 were $55.5 million, a decrease of $19.7 million when compared with earnings of $75.2 million for the six months ended March 31, 2022. The decrease is primarily attributable to the non-recurrence of an adjustment that increased earnings by $14.6 million during the quarter ended March 31, 2022, as discussed above. In addition to the non-recurrence of this transaction, there was a decrease in OPEB income ($1.6 million) in the Utility's Pennsylvania service territory period over period. The reduction in the New York jurisdiction's base rates resulting from the NYPSC tariff filing also discussed above ($10.1 million), higher interest expense primarily due to a higher weighted average interest rate on intercompany short-term borrowings ($5.4 million), and higher operating expenses ($4.1 million) resulting from higher personnel costs and an increase in the accrual for uncollectible accounts also contributed to the decrease in earnings.

    Given the elimination of pension and OPEB expense in customer rates, earnings benefited from a decrease in non-service pension and OPEB costs ($10.2 million) in Distribution Corporation's New York service territory, as a result of the NYPSC tariff filing, discussed above. In addition, the impact of a system modernization tracker in New York ($2.6 million), higher other operating revenues ($1.7 million), and lower income tax expense ($0.7 million) partially offset the decrease in earnings when comparing the six months ended March 31, 2023, to the six months ended March 31, 2022. Other operating revenues increased largely due to higher capacity release revenues.

    For the six months ended March 31, 2023, the WNC increased earnings by approximately $4.2 million, as the weather was warmer than normal. For the six months ended March 31, 2022, the WNC increased earnings by approximately $4.1 million, as the weather was warmer than normal.

Corporate and All Other

2023 Compared with 2022

    Corporate and All Other operations had a net loss of less than $0.1 million for the quarter ended March 31, 2023, a decrease in net loss of $4.4 million when compared with the quarter ended March 31, 2022. The reduction in net loss was primarily attributable to changes in unrealized gains and losses on investments in equity securities. During the quarter ended March 31, 2023, the Company recorded unrealized gains of $0.8 million. During the quarter ended March 31, 2022, the Company recorded unrealized losses of $1.7 million. Also contributing to the reduction in net loss were changes in cash surrender value of life insurance policies, which increased in value $0.4 million during the current quarter compared to a decrease in value of $0.7 million during the prior-year second quarter.

    For the six months ended March 31, 2023, Corporate and All Other operations had earnings of $0.5 million, an increase of $5.3 million when compared with a net loss of $4.8 million for the six months ended March 31, 2022. The increase in earnings was primarily attributable to changes in unrealized gains and losses on investments in equity securities. During the six months ended March 31, 2023, the Company recorded unrealized gains of $1.0 million. During the six months ended March 31, 2022, the Company recorded unrealized losses of $5.3 million. Lower non-service pension and post-retirement benefit costs ($1.0 million) also contributed to the increase in earnings. These changes were partially offset by a decrease in realized gains from sales of investments in equity securities ($2.9 million).

Other Income (Deductions)

    Net other income on the Consolidated Statement of Income was $2.9 million for the quarter ended March 31, 2023, compared to net other income of $10.0 million for the quarter ended March 31, 2022. This change is primarily attributable to an $11.2 million decrease in non-service pension and post-retirement benefit income quarter over quarter. This is largely related to lower non-service post-retirement benefit income in the Utility’s Pennsylvania service territory stemming from the conclusion of a rate proceeding in the Utility’s Pennsylvania service territory during the quarter ended March 31, 2022. As a result of that proceeding, a one-time adjustment was recorded to reduce a regulatory liability in that jurisdiction by $18.5 million. This decrease in OPEB income was partially offset by an $8.3 million decrease in non-service pension and post-retirement benefit expense in the Utility’s New York Service territory as a result of a tariff filing that became effective October 1, 2022. Additional details related to the regulatory proceedings are discussed in the Rate Matters section and in Item 1, Note 11 – Regulatory Matters.

    Net other income on the Consolidated Statement of Income was $9.2 million for the six months ended March 31, 2023, compared to net other income of $8.9 million for the six months ended March 31, 2022. Higher interest income of $4.6 million contributed to the increase. This was primarily due to an increase in interest on temporary cash investments, increased interest on a larger undercollection of gas costs over the prior year in Distribution Corporation and an increase in interest received from hedging collateral deposits in the Exploration and Production segment. Changes in unrealized and realized gains and losses on investments in equity securities also increased other income by $5.1 million period over period. Offsetting these increases, there was a $5.0 million reduction in non-service pension and post-retirement benefit income period over period. As discussed above, the Utility's Pennsylvania service territory recorded a one-time adjustment that resulted in $18.5 million of income during the quarter ended March 31, 2022. The resulting earnings reduction in 2023 was largely offset by a $12.9 million decrease in non-service pension and post-retirement benefit expense in the Utility's New York service territory as a result of the tariff filing that became effective October 1, 2022. Other offsetting factors include a mark-to-market adjustment that reduced the value of the contingent consideration received from the sale of Seneca's California assets in June 2022 and a $1.9 million reduction in allowance for funds used during construction.

Interest Expense on Long-Term Debt

    Interest expense on long-term debt on the Consolidated Statement of Income decreased $2.5 million for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022. For the six months ended March 31, 2023, interest expense on long-term debt decreased $3.0 million as compared with the six months ended March 31, 2022. This was primarily due to the March 2023 redemptions of $350.0 million of the $500.0 million 3.75% note and the $49.0 million 7.395% note. In addition, $150.0 million of the $500.0 million 3.75% note was redeemed in November 2022, which also contributed to the decrease.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary sources of cash during the six-month period ended March 31, 2023 consisted of cash provided by operating activities, proceeds from short-term borrowings and proceeds from the sale of a fixed income mutual fund held in a grantor trust. The Company’s primary sources of cash during the six-month period ended March 31, 2022 consisted of cash provided by operating activities, net proceeds from short-term borrowings, proceeds from the sale of a fixed income mutual fund held in a grantor trust and net proceeds from the sale of oil and gas properties.

    The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During the remainder of 2023, cash provided by operating activities is expected to increase when compared to the same period in 2022 and will be used to fund the Company's capital expenditures. Based on current commodity prices, cash provided by operating activities is expected to exceed capital expenditures in 2024. This is expected to provide the Company with the option to consider additional growth investments, further reductions in short-term debt, and increasing the amount of cash flow returned to shareholders, either through increases to the Company’s dividend or via repurchases of common stock. These cash flow projections do not reflect the impact of acquisitions or divestitures that may arise in the future.

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

    Net cash provided by operating activities totaled $711.2 million for the six months ended March 31, 2023, an increase of $285.6 million compared with $425.6 million provided by operating activities for the six months ended March 31, 2022. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Exploration and Production segment primarily due to higher cash receipts from natural gas production in the Appalachian region and higher realized natural gas prices, after hedging.

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $440.6 million during the six months ended March 31, 2023 and $376.2 million during the six months ended March 31, 2022.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2023		2022		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$323.6	(1)	$274.0	(2)	$49.6
Pipeline and Storage:
Capital Expenditures	33.3	(1)	38.5	(2)	(5.2)
Gathering:
Capital Expenditures	34.1	(1)	20.0	(2)	14.1
Utility:
Capital Expenditures	49.2	(1)	43.3	(2)	5.9
All Other:
Capital Expenditures	0.4		0.4		—
	$440.6		$376.2		$64.4

(1)At March 31, 2023, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $56.1 million, $2.2 million, $2.0 million and $4.2 million, respectively, of non-cash capital expenditures. At September 30, 2022, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $83.0 million, $15.2 million, $10.7 million and $11.4 million, respectively, of non-cash capital expenditures.
(2)At March 31, 2022, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $52.5 million, $3.5 million, $3.4 million and $4.1 million, respectively, of non-cash capital expenditures.  At September 30, 2021, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $47.9 million, $39.4 million, $4.8 million and $10.6 million, respectively, of non-cash capital expenditures.

Exploration and Production

    The Exploration and Production segment capital expenditures for the six months ended March 31, 2023 were primarily well drilling and completion expenditures in the Appalachian region (including $143.2 million in the Marcellus Shale area and $172.4 million in the Utica Shale area).  These amounts included approximately $208.2 million spent to develop proved undeveloped reserves.

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

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2023 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions. The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2022 were primarily for expenditures related to Supply Corporation's FM100 Project ($21.0 million). In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2022 included additions, improvements and replacements to this segment’s transmission and gas storage systems.

Gathering

    The majority of the Gathering segment capital expenditures for the six months ended March 31, 2023 included expenditures related to the continued expansion of Midstream Company's Clermont, Covington, Trout Run and Wellsboro gathering systems, as discussed below. Midstream Company spent $10.2 million, $10.4 million, $3.8 million and $6.4 million, respectively, during the six months ended March 31, 2023 on the development of the Clermont, Covington, Trout Run, and Wellsboro gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines, as well as the continued development of centralized station facilities, including increased compression horsepower, at the Clermont, Trout Run, and Wellsboro gathering systems. In the Tioga gathering system, which is part of Midstream Covington, expenditures were largely attributable to the expansion of on-pad and centralized station facilities related to bringing new development online.

    The majority of the Gathering segment capital expenditures for the six months ended March 31, 2022 included expenditures related to the continued expansion of Midstream Company's Clermont and Covington gathering systems. Midstream Company spent $8.7 million and $10.6 million, respectively, during the six months ended March 31, 2022 on the development of the Clermont and Covington gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines in the Clermont gathering system, as well as the development of new gathering facilities, including new in-field gathering pipelines and station upgrades in the Tioga gathering system.

Utility

    The majority of the Utility segment capital expenditures for the six months ended March 31, 2023 and March 31, 2022 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

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

    On June 30, 2022, the Company completed the sale of Seneca’s California assets, all of which are in the Exploration and Production segment, to Sentinel Peak Resources California LLC for a total sale price of $253.5 million, consisting of $240.9 million in cash and contingent consideration valued at $12.6 million at closing. The fair value of the contingent consideration was $5.9 million at March 31, 2023. The Company pursued this sale given the strong commodity price environment and the Company’s strategic focus in the Appalachian Basin. Under the terms of the purchase and sale agreement, the Company can receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated as $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The sale price, which reflected an effective date of April 1, 2022, was reduced for production revenues less expenses that were retained by Seneca from the effective date to the closing date. Under the full cost method of accounting for oil and natural gas properties, $220.7 million of the sale price at closing was accounted for as a reduction of capitalized costs since the disposition did not alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The remainder of the sale price ($32.8 million) was applied against assets that are not subject to the full cost method of accounting, with the Company recognizing a gain of $12.7 million on the sale of such assets. The majority of this gain related to the sale of emission allowances.

    On March 22, 2023, the Company entered into a purchase and sale agreement to acquire certain upstream assets located in Potter and Tioga counties, Pennsylvania from SWN Production Company, LLC effective as of January 1, 2023 for total consideration of $127.0 million, subject to certain purchase price adjustments at closing. These assets are contiguous with existing Company owned upstream assets in Pennsylvania. The Company made a deposit of $12.7 million at the signing of the purchase and sale agreement and intends to finance the remaining acquisition cost using short and/or long-term borrowings. The transaction is expected to close before the end of June 2023.

Project Funding

    Over the past two years, the Company has been financing capital expenditures with cash from operations, short-term debt and proceeds from the sale of the Company's California assets. During the six months ended March 31, 2023 and March 31, 2022, capital expenditures were funded with cash from operations and short-term debt. Going forward, the Company expects to use cash on hand, cash from operations and short-term or long-term borrowings, as needed, to finance capital expenditures. The level of short-term and/or long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production, and the associated commodity price realizations, as well as the level of hedging collateral deposits in the Exploration and Production segment. It will also likely depend on the timing of gas cost recovery in the Utility segment.

    The Company continuously evaluates capital expenditures and potential investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive natural gas properties, quicker development of existing natural gas properties, natural gas storage and transmission facilities, natural gas gathering and compression facilities and the expansion of natural gas transmission line capacities, regulated utility assets and other opportunities as they may arise. The amounts are also subject to modification for opportunities involving carbon emission reductions and/or energy transition including investments directly related to low- and no-carbon fuels. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s business segments depends, to a large degree, upon market and regulatory conditions as well as legislative actions.

Financing Cash Flow

    Consolidated short-term debt increased $350.0 million, to a total of $410.0 million, when comparing the balance sheet at March 31, 2023 to the balance sheet at September 30, 2022. The maximum amount of short-term debt outstanding during the six months ended March 31, 2023 was $410.0 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. For example, during the six months ended March 31, 2023, the Company repaid $549.0 million of long-term debt with maturity dates in March 2023. The Company utilized short-term borrowings and cash on hand to redeem the maturities, resulting in an increase in the short-term debt balance. As of March 31, 2023, the Company had outstanding commercial paper of $160.0 million and short-term notes payable to banks of $250.0 million.

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

    On June 30, 2022, the Company entered into the 364-Day Credit Agreement with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provides an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company used the proceeds for general corporate purposes, which included using $150.0 million for the November 2022 redemption of a portion of the Company's outstanding long-term debt with a maturity date in March 2023.

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

    The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since July 1, 2018, the Company recorded non-cash, after-tax ceiling test impairments totaling $381.4 million. As a result, at March 31, 2023, $190.7 million was added back to the Company's total capitalization for purposes of the calculation under the Credit Agreement and 364-Day Credit Agreement. On May 3, 2022, the Company entered into Amendment No. 1 to the Credit Agreement with the same twelve banks under the initial Credit Agreement. The amendment further modified the definition of consolidated capitalization, for purposes of calculating the debt to capitalization ratio under the Credit Agreement, to exclude, beginning with the quarter ended June 30, 2022, all unrealized gains or losses on commodity-related derivative financial instruments and up to $10 million in unrealized gains or losses on other derivative financial instruments included in Accumulated Other Comprehensive Income (Loss) within Total Comprehensive Shareholders' Equity on the Company's consolidated balance sheet. Under the Credit Agreement, such unrealized losses will not negatively affect the calculation of the debt to capitalization ratio, and such unrealized gains will not positively affect the calculation. The 364-Day Credit Agreement includes the same debt to capitalization covenant and the same exclusions of unrealized gains or losses on derivative financial instruments as the Credit Agreement. At March 31, 2023, the Company’s debt to capitalization ratio, as calculated under the Credit Agreement and 364-Day Credit Agreement, was .45. The constraints specified in the Credit Agreement and 364-Day Credit Agreement would have permitted an additional $3.20 billion in short-term and/or long-term debt to be outstanding at March 31, 2023 before the Company’s debt to capitalization ratio exceeded .65.

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

    None of the Company's long-term debt as of March 31, 2023 had a maturity date within the following twelve-month period. The Current Portion of Long-Term Debt at September 30, 2022 consisted of $500.0 million of 3.75% notes ($150.0 million of which was subsequently paid in November 2022) and $49.0 million of 7.395% notes, that each had maturity dates in March 2023. The Company utilized short-term borrowings and cash on hand to repay $150.0 million of these maturities in November 2022 and the remaining $399.0 million in March 2023.

    The Company’s embedded cost of long-term debt was 4.58% at March 31, 2023 and 4.48% at March 31, 2022.

    Under the Company’s existing indenture covenants at March 31, 2023, the Company would have been permitted to issue up to a maximum of approximately $3.73 billion in additional unsubordinated long-term indebtedness at then current market interest rates, in addition to being able to issue new indebtedness to replace existing debt (further limited by debt to capitalization ratio constraints under the Company's Credit Agreement, as discussed above). The Company's present liquidity position is believed to be adequate to satisfy known demands. It is possible, depending on amounts reported in various income statement and balance sheet line items, that the indenture covenants could, for a period of time, prevent the Company from issuing incremental unsubordinated long-term debt, or significantly limit the amount of such debt that could be issued. Losses incurred as a result of significant impairments of oil and gas properties have in the past resulted in such temporary restrictions. The indenture covenants would not preclude the Company from issuing new long-term debt to replace existing long-term debt, or from issuing additional short-term debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.

    The Company’s 1974 indenture pursuant to which $50.0 million (or 2.4%) of the Company’s long-term debt (as of March 31, 2023) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

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

    Supply Corporation and Empire have developed a project which would move significant prospective Marcellus and Utica production from Seneca's Western Development Area at Clermont to an Empire interconnection with the TC Energy pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. The Company remains committed to the project and, on June 29, 2022, received an extension of time from FERC, until December 31, 2024, to construct the project. The Company will update the $500 million preliminary cost estimate and expected in-service date for the project when there is further clarity on the timing of receipt of necessary regulatory approvals. As of March 31, 2023, approximately $55.9 million has been spent on the Northern Access project, including $24.3 million that has been spent to study the project. The remaining $31.6 million spent on the project is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2023.

    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) or its VEBA trusts for its other post-retirement benefits during the six months ended March 31, 2023, and does not anticipate making any such contributions during the remainder of fiscal 2023.

Market Risk Sensitive Instruments

    On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act required the CFTC, SEC and other regulatory agencies to promulgate rules and regulations implementing the legislation, and includes provisions related to the swaps and over-the-counter derivatives markets that are designed to promote transparency, mitigate systemic risk and protect against market abuse. Although regulators have adopted several final regulations, other rules that may impact the Company have yet to be finalized. Rules adopted by the CFTC and other regulators could adversely impact the Company. While many of those rules place specific conditions on the operations of swap dealers rather than directly on the Company, concern remains that swap dealers with whom the Company may transact will pass along their increased costs stemming from final rules through higher transaction costs and prices or other direct or indirect costs. Some of those rules also may apply directly to the Company and adversely impact its ability to trade swaps and over-the-counter derivatives, whether due to increased costs, limitations on trading capacity or for other reasons. Additionally, given the enforcement authority granted to the CFTC on anti-market manipulation, anti-fraud and anti-disruptive trading practices, it is difficult to predict how the evolving enforcement priorities of the CFTC will impact our business. Should the Company violate any laws or regulations applicable to our hedging activities, it could be subject to CFTC enforcement action and material penalties and sanctions. The Company cannot predict the impact that evolving application of the Dodd-Frank Act may have on its operations.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2023, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. The order provided for a return on equity of 8.7%, and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018. The order also authorized the Company to recover approximately $15 million annually for pension and OPEB expenses from customers. Because the Company's future pension and OPEB costs were projected to be satisfied with existing funds held in reserve, in July 2022, Distribution Corporation made a filing with the NYPSC to effectuate a pension and OPEB surcredit to customers to offset these amounts being collected in base rates effective October 1, 2022. On September 16, 2022, the NYPSC issued an order approving the filing. The surcredit will remain in effect until modified by the NYPSC in another proceeding, or until December 31, 2024, whichever is earlier. With the implementation of this surcredit, Distribution Corporation will no longer be funding the Retirement Plan or its VEBA trusts in its New York jurisdiction.

    On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31, 2023). On December 9, 2022, the Company filed a petition with the NYPSC to effectuate a system improvement tracker through which qualified pipeline replacement costs through September 30, 2024 would be tracked and recovered, and to recover certain deferred costs associated with the existing system modernization tracker, effective April 1, 2023. The NYPSC approved the petition via order dated March 17, 2023 contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to October 1, 2024.

    On January 19, 2023, the NYPSC issued an order in its Effects of COVID-19 on Utility Service (20-M-0266) and Energy Affordability for Low Income Utility Customers (14-M-0565) proceedings whereby a Phase 2 Utility Arrears Relief Program was authorized. Specifically, the order directed Distribution Corporation and certain other New York utilities to, among other things, address arrears on residential non-energy affordability program (EAP) ratepayer accounts that did not receive a credit under the NYPSC’s Phase 1 program and small commercial ratepayer accounts by issuing a one-time bill credit to such customers to reduce or eliminate accrued arrears through May 1, 2022. The credits shall be processed within 90 days of the effective date of the order, provided that residential non-EAP customers who had their service disconnected for non-payment in 2022 shall be allowed the opportunity to have their service reinstated in order to receive the credit through June 30, 2023. The order further directs utilities to suspend residential service terminations for non-payment while arrears credits are applied to accounts through March 1, 2023, or 30 days after credits have been applied, whichever is later. The order authorizes the utilities to recover the Phase 2 costs (the arrears credits and associated carrying charges) through a surcharge. Utilities proposed various offsets to Phase 2 program costs, and Distribution Corporation has proposed certain offsets as part of an uncollectible expense reconciliation proposal. On February 17, 2023, Distribution Corporation made a filing with the NYPSC seeking approval of its uncollectible expense reconciliation mechanism and a determination is pending. Application of the proposed offsets and collection periods will be determined when the NYPSC rules on the uncollectible expense reconciliation filing.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. On October 28, 2022, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $28.1 million with a proposed effective date of December 27, 2022. On December 8, 2022, the PaPUC issued an order suspending the filing until July 27, 2023 by operation of law unless directed otherwise by the PaPUC. Following discovery, the submission of testimony and an evidentiary hearing, the parties to the proceeding agreed to a settlement that authorizes, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million as of August 1, 2023. On April 13, 2023, Distribution Corporation filed a joint petition with the PaPUC seeking approval of the settlement on behalf of all active parties to the proceeding. The joint petition is currently pending before the PaPUC.

    Effective October 1, 2021, pursuant to a tariff supplement filed with the PaPUC, Distribution Corporation reduced base rates by $7.7 million in order to stop collecting OPEB expenses from customers. It also began to refund to customers overcollected OPEB expenses in the amount of $50.0 million. All matters with respect to this tariff supplement were finalized on February 24, 2022 with the PaPUC's approval of an Administrative Law Judge's Recommended Decision. Concurrent with that decision, the Company discontinued regulatory accounting for OPEB expenses and recorded an $18.5 million adjustment during the quarter ended March 31, 2022 to reduce its regulatory liability for previously deferred OPEB income amounts through September 30, 2021 and to increase Other Income (Deductions) on the consolidated financial statements by a like amount. The Company also increased customer refunds of overcollected OPEB expenses from $50.0 million to $54.0 million. All refunds specified in the tariff supplement are being funded entirely by grantor trust assets held by the Company, most of which are included in a fixed income mutual fund that is a component of Other Investments on the Company's Consolidated Balance Sheet. With the elimination of OPEB expenses in base rates, Distribution Corporation is no longer funding the grantor trust or its VEBA trusts in its Pennsylvania jurisdiction.

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

    Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in the United States. These efforts include legislation, legislative proposals and new regulations at the state and federal level, and private party litigation related to greenhouse gas emissions. Legislation or regulation that aims to reduce greenhouse gas emissions could also include emissions limits, reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. For example, the Inflation Reduction Act of 2022 (IRA) legislation was signed into law on August 16, 2022. The IRA includes a methane charge that is expected to be applicable to the reported annual methane emissions of certain oil and gas facilities, above specified methane intensity thresholds, starting in calendar year 2024. This portion of the IRA is to be administered by the EPA and potential fees will begin with emissions reported for calendar year 2024. The EPA regulates greenhouse gas emissions pursuant to the Clean Air Act. The regulations implemented by the EPA impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The Company must continue to comply with all applicable regulations. Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. Pennsylvania's Governor also entered the Commonwealth into a cap-and-trade program known as the Regional Greenhouse Gas Initiative, however, the Commonwealth's participation is currently stayed due to ongoing litigation. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The NYPSC, for example, initiated a proceeding to consider climate-related financial disclosures at the utility operating company level, and the New York State legislature passed the CLCPA that mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on the promulgation of final regulations and on regulatory treatment afforded in the process. Thus far, the only regulations promulgated in connection with the CLCPA are statewide greenhouse gas emissions limits established by the NYDEC in 6 NYCRR Part 496, effective December 30, 2020. The NYDEC has until January 1, 2024 to issue further rules and regulations implementing the statute and had indicated that it will initiate regulatory proceedings to investigate development of a cap-and-invest program in New York. The above-enumerated initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.

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

Safe Harbor for Forward-Looking Statements

    The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, estimates of oil and gas quantities, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new authoritative accounting and reporting guidance, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” “may,” and similar expressions, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:
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

    Forward-looking and other statements in this Quarterly Report on Form 10-Q regarding methane and greenhouse gas reduction plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking statements regarding methane and greenhouse gas emissions may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2022 Form 10-K, as updated by Item 1A of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On January 3, 2023, the Company issued a total of 7,100 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company's Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 710 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2023. The Company issued an additional 350 unregistered shares in the aggregate on January 13, 2023 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2023	11,873	$60.87	—	6,971,019
Feb. 1 - 28, 2023	11,599	$57.53	—	6,971,019
Mar 1 - 31, 2023	11,888	$55.68	—	6,971,019
Total	35,360	$58.03	—	6,971,019
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes. During the quarter ended March 31, 2023, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. All of the 35,360 shares purchased other than through a publicly announced share repurchase program were purchased for the Company's 401(k) plans.
(b)In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock. The Company has not repurchased any shares since September 17, 2008. The repurchase program has no expiration date and management would discuss with the Company's Board of Directors any future repurchases under this program.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Retirement and Consulting Services Agreement, dated as of March 9, 2023, between National Fuel Gas Distribution Corporation and Karen M. Camiolo.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2023 and 2022.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the six months ended March 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the six months ended March 31, 2023 and 2022, (iii) the Consolidated Balance Sheets at March 31, 2023 and September 30, 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements.

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

/s/ T. J. Silverstein
T. J. Silverstein
Treasurer and Principal Financial Officer

/s/ E. G. Mendel
E. G. Mendel
Controller and Principal Accounting Officer

Date:  May 4, 2023