Form 10-K
period 2023-09-30
NATIONAL FUEL GAS CO
filed 2023-11-17
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $5,187,493,000 as of March 31, 2023.
Common Stock, par value $1.00 per share, outstanding as of October 31, 2023: 91,829,588 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of September 30, 2023, are incorporated by reference into Part III of this report.

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
ESG Environmental, social and governance
Exchange Act Securities Exchange Act of 1934, as amended
Expenditures for long-lived assets Includes capital expenditures, stock acquisitions and/or investments in partnerships.
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
Hedging A method of minimizing the impact of price, interest rate, and/or foreign currency exchange rate changes, often through the use of derivative financial instruments.
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
Mbbl Thousand barrels (of oil)
Mcf Thousand cubic feet (of natural gas)

MD&A Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDth Thousand decatherms (of natural gas)
Methane The primary component of natural gas. It is a compound made up of one carbon atom and four hydrogen atoms (CH4).
MMBtu Million British thermal units (heating value of one decatherm of natural gas)
MMcf Million cubic feet (of natural gas)
MMcfe Million cubic feet equivalent
Natural Gas A naturally occurring mixture of gaseous hydrocarbons consisting primarily of methane and found in underground rock formations.
NGA The Natural Gas Act of 1938, as amended; the federal law regulating interstate natural gas pipeline and storage companies, among other things, codified beginning at 15 U.S.C. Section 717.
NOAA National Oceanic and Atmospheric Administration
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
VEBA Voluntary Employees’ Beneficiary Association
WNC Weather normalization clause; a clause/adjustment in utility rates which adjusts customer rates to allow a utility to recover its normal operating costs calculated at normal temperatures. If temperatures during the measured period are warmer than normal, customer rates are adjusted upward in order to recover projected operating costs. If temperatures during the measured period are colder than normal, customer rates are adjusted downward so that only the projected operating costs will be recovered.

For the Fiscal Year Ended September 30, 2023

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
The Company is a diversified energy company engaged principally in the production, gathering, transportation, storage and distribution of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being used for, and benefiting from, the production and transportation of natural gas from the Appalachian Basin. Current natural gas production development activities are focused in the Marcellus and Utica shales, geological formations that are present nearly a mile or more below the surface in the Appalachian region of the United States. Pipeline development activities are designed to transport natural gas production to both existing and new markets. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian Basin to markets in the eastern United States and Canada. The Company reports financial results for four business segments: Exploration and Production, Pipeline and Storage, Gathering, and Utility.
1. The Exploration and Production segment operations are carried out by Seneca Resources Company, LLC (Seneca), a Pennsylvania limited liability company. Seneca is engaged in the exploration for, and the development and production of, primarily natural gas in the Appalachian region of the United States. At September 30, 2023, Seneca had proved developed and undeveloped reserves of 4,535,084 MMcf of natural gas and 216 Mbbl of oil.
2.  The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and Empire Pipeline, Inc. (Empire), a New York corporation. Supply Corporation and Empire provide interstate natural gas transportation services for affiliated and nonaffiliated companies through integrated natural gas pipeline systems in Pennsylvania and New York. Supply Corporation also provides storage services through its underground natural gas storage fields, and Empire provides storage service (via lease with Supply Corporation) to a nonaffiliated company.
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
Revenue from one customer of the Company's Exploration and Production segment, exclusive of hedging losses transacted with separate parties, represented approximately $208 million, or 9.6%, of the Company's consolidated revenue for the year ended September 30, 2023. This one customer was also a customer of the Company's Pipeline and Storage segment, accounting for an additional $14 million, or 0.6%, of the Company's consolidated revenue for the year ended September 30, 2023.

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
The Exploration and Production Segment
The Exploration and Production segment contributed net income of $232.3 million in 2023.
Additional discussion of the Exploration and Production segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials” and “Competition: The Exploration and Production Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Pipeline and Storage Segment
The Pipeline and Storage segment contributed net income of $100.5 million in 2023.
The Pipeline and Storage segment generated approximately 32% of its revenues in 2023 from services provided to the Utility segment or Exploration and Production segment.

Additional discussion of the Pipeline and Storage segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Pipeline and Storage Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Gathering Segment
The Gathering segment contributed net income of $99.7 million in 2023.
The Gathering segment generated approximately 94% of its revenues in 2023 from services provided to the Exploration and Production segment.
Additional discussion of the Gathering segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition: The Gathering Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Utility Segment
The Utility segment contributed net income of $48.4 million in 2023.
Additional discussion of the Utility segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
All Other Category and Corporate Operations
The All Other category and Corporate operations incurred a net loss of $4.0 million in 2023.
Additional discussion of the All Other category and Corporate operations appears below in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
Sources and Availability of Raw Materials
The Exploration and Production segment seeks to discover and produce raw materials (primarily natural gas) as further described in this report in Item 7, MD&A and Item 8 at Note M — Business Segment Information and Note N — Supplementary Information for Oil and Gas Producing Activities.
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
Natural gas is the principal raw material for the Utility segment. In 2023, the Utility segment purchased 73.1 Bcf of gas (including 71.3 Bcf for delivery to retail customers and 1.8 Bcf used in operations) pursuant to its purchase contracts with firm delivery requirements. Gas purchased from producers and suppliers in the United States under multi-month contracts accounted for 50% of these purchases. Purchases of gas in the spot market (contracts of one month or less) accounted for 50% of the Utility segment’s 2023 purchases. Purchases from DTE Energy Trading, Inc. (24%), Vitol, Inc. (14%), Shell Energy North America US (9%), EQT Energy, LLC (9%), Emera Energy Services, Inc. (8%), J. Aron & Company (7%), Tenaska Marketing Ventures (5%), Chevron Natural Gas (5%), and NRG Business Marketing Inc. (5%), accounted for nearly 86% of the Utility segment's 2023 gas purchases. No other producer or supplier provided the Utility segment with more than 5% of its gas requirements in 2023. The Utility segment does not directly purchase gas from affiliates.
Competition
Competition in the natural gas industry exists among providers of natural gas, as well as between natural gas and other sources of energy, such as fuel oil, geothermal, solar and wind. Management believes that the reliability and affordability of natural gas support its competitive position relative to other fuels.

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
To compete in this environment, Seneca originates and acts primarily as operator on its prospects, maintains a portfolio of firm transportation and sales contracts in order to compete in higher priced markets, seeks to minimize the risk of exploratory efforts through partnership-type arrangements, utilizes technology for both exploratory studies and drilling operations, and seeks prospect and partnership opportunities based on size, operating expertise and financial criteria.
Competition: The Pipeline and Storage Segment
Supply Corporation competes for growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Most of Supply Corporation’s facilities are in or near areas overlying the Marcellus and Utica shale production areas in Pennsylvania, and it has established interconnections with producers and other pipelines that provide access to these supplies and to premium off-system markets. Its facilities are also located adjacent to the Canadian border at the Niagara River providing access to markets in Canada and the northeastern and midwestern United States via the TC Energy pipeline system. Supply Corporation has developed and placed into service a number of pipeline expansion projects designed to transport natural gas to key markets in New York, Pennsylvania, the northeastern United States, Canada, and to long-haul pipelines with access to the U.S. Midwest, Mid-Atlantic and the Gulf Coast. For further discussion of Pipeline and Storage projects, refer to Item 7, MD&A under the heading “Investing Cash Flow.”
Empire competes for natural gas market growth with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is well situated to provide transportation of Appalachian shale gas as well as gas supplies available at Empire’s interconnect with TC Energy at Chippawa. Empire’s geographic location provides it the opportunity to compete for service to its on-system LDC markets, as well as for a share of the gas transportation markets into Canada (via Chippawa) and into the northeastern United States. Various expansion projects on Empire have expanded it's footprint and capability, allowing Empire to serve new markets in New York and elsewhere in the Northeast, and to attach to prolific Marcellus and Utica supplies principally from Tioga and Bradford Counties in Pennsylvania. Like Supply Corporation, Empire’s expanded system facilitates transportation of natural gas to key markets within New York State, the northeastern United States and Canada.
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
Competition for transportation service to large-volume customers continues with local producers or pipeline companies attempting to sell or transport gas directly to end-users located within the Utility segment’s service territories without use of the utility’s facilities (i.e., bypass). In addition, while competition with fuel oil suppliers continues to exist and competition with electrification alternatives is growing, particularly in New York State, natural gas retains its competitive position from a reliability and affordability standpoint.
The Utility segment competes in its most vulnerable markets (the large commercial and industrial markets) by offering unbundled, flexible, high quality services. The Utility segment continues to advance programs promoting the efficient use of natural gas.
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in jurisdictions that impact the Utility segment. In addition to the federal Inflation Reduction Act, New York, for example, adopted the Climate Leadership & Community Protection Act (CLCPA) in July 2019, which could ultimately result in increased competition from electric and geothermal forms of energy. However, given the extended time frames associated with the CLCPA's emission reduction mandates as discussed in Item 7, MD&A under the heading “Environmental Matters” and subheading “Environmental Regulation,” any meaningful competition and/or business impacts resulting from the CLCPA cannot be determined.
Seasonality
Variations in weather conditions can materially affect the volume of natural gas delivered by the Utility segment, as virtually all of its residential and commercial customers use natural gas for space heating. The effect that this has on Utility segment margins is largely mitigated by a weather normalization clause (WNC). Prior to October 2023, the weather impact on cash flow in the Utility segment was mitigated by a WNC solely in its New York rate jurisdiction. However, effective October 2023, the weather impact on cash flow in the Utility segment will also be mitigated by a WNC in its Pennsylvania rate jurisdiction. Refer to Item 8, Note A – Summary of Significant Accounting Policies under the heading “Regulatory Mechanisms” for additional discussion. Under the WNC, weather that is warmer than normal results in an upward adjustment to customers’ current bills, while weather that is colder than normal results in a downward adjustment, so that in either case projected delivery revenues calculated at normal temperatures will be largely recovered.
Volumes transported and stored by Supply Corporation and Empire may vary significantly depending on weather, without materially affecting the revenues of those companies. Supply Corporation’s and Empire’s allowed rates are based on a straight fixed-variable rate design which allows recovery of fixed costs in fixed monthly reservation charges. Variable charges based on volumes are designed to recover only the variable costs associated with actual transportation or storage of gas.
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
The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the Company’s website, www.nationalfuel.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information available at the Company’s website is not part of this Form 10-K or any other report filed with or furnished to the SEC.
Human Capital
The Company aims to attract the best employees, to retain those employees through offering competitive total rewards, career development and training opportunities, while also prioritizing their safety and wellness, and to create a safe, inclusive and productive work environment for everyone. Human capital measures and objectives that the Company focuses on in managing its business include the safety of its employees, its voluntary attrition rate, the number of work stoppages, its total rewards, employee development, and diversity and inclusion. Additional information regarding the Company’s human capital measures and objectives is contained in the Company’s recently published Corporate Responsibility Report, which is available on the Company’s website, www.nationalfuel.com. The information on the Company’s website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of the Company’s other filings with the SEC.
Employees and Collective Bargaining Agreements
The Company and its wholly-owned subsidiaries had a total of 2,240 full-time employees at September 30, 2023.
As of September 30, 2023, 47% of the Company’s active workforce was covered under collective bargaining agreements. The Company has agreements in place with collective bargaining units in New York into February 2025, as well as with collective bargaining units in Pennsylvania into April 2026.
Safety
Safety is one of the Company’s guiding principles. In managing the business, the Company focuses on the safety of its employees, contractors and communities and has implemented safety programs and management practices to promote a culture of safety. This includes required trainings for both field and office employees, as well as specific qualifications and certifications for field employees and applicable contractors. The Company also ties executive compensation to safety related goals to emphasize the importance of and focus on safety at the Company.
Voluntary Attrition Rate
The Company measures the voluntary attrition rate of its employees in assessing the Company’s overall human capital. The Company's voluntary attrition rate was 8.7% (not including retirements), which is comparable to last year’s voluntary attrition rate of 8%. The Company continues to actively monitor employee metrics, including attrition rate, to ensure proper management of and responsiveness to human capital matters.
No Work Stoppages
During fiscal 2023, the Company did not incur any work stoppages (strikes or lockouts) and therefore experienced zero idle days for the fiscal year.
Total Rewards
To attract employees and meet the needs of the Company’s workforce, the Company offers market-competitive benefits packages to employees of its subsidiaries. The Company’s benefits package options may vary depending on type of employee and date of hire. Additionally, the Company continuously looks for ways to improve employee work-life balance and well-being, and periodically conducts employee surveys to provide additional insight into employee perspectives and interest in desired benefits.
The Company's compensation program for salaried employees is intended to align employee compensation with the market while providing greater incentive to the Company’s employees to work toward the achievement of Company goals. These goals include the coordinated business goals and ESG objectives of the Company's business segments as a whole. This meaningful investment illustrates the Company’s view that attracting, retaining and motivating our employees is integral to the Company’s success.

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
Diversity, Equity and Inclusion
The Company recognizes that a diverse talent pool provides the opportunity to gain a diversity of perspectives, ideas and solutions to help the Company succeed. The Company’s focus on building a diverse and inclusive culture is reflected in the Company's approach to Board diversity, its adoption of specific diversity and inclusion performance goals as part of the Company’s executive compensation program, and policies and training that reinforce the Company’s commitment to diversity and inclusion in the workplace. The Company’s policies prohibit discrimination or harassment against any employee or applicant on the basis of sex, race/ethnicity, and other protected categories. The Company communicates to employees its commitment to a harassment free workplace through the onboarding process, annual distribution and acknowledgement of the Company’s Non-Discrimination and Anti-Harassment Policy, and training for all employees including management. Additionally, to ensure transparency over time, the Company publicly discloses gender, racial and ethnic minority representation, and multi-generational workforce metrics in the Company’s Corporate Responsibility Report.
The Company's Diversity and Inclusion team continues to spearhead diversity and inclusion initiatives to help attract candidates within diverse communities, encourage partnerships with diverse vendors and suppliers and provide tools and trainings designed to promote equity and inclusion within employment teams. The Company also supports multiple active Employee Resource Groups for women, ethnically diverse employees, veterans and employees who identify as LGBTQ+, where employees can network, build community and seek support. Each group is voluntary, employee-led, open to allies, and has an executive sponsor to help facilitate communication directly to senior management.

Executive Officers of the Company as of November 15, 2023(1)

Name and Age (as of November 15, 2023)	Current Company Positions and Other Material Business Experience During Past Five Years
David P. Bauer (54)	Chief Executive Officer of the Company since July 2019. Mr. Bauer previously served as President of Supply Corporation from February 2016 through June 2019. Treasurer and Principal Financial Officer of the Company from July 2010 through June 2019. Treasurer of Seneca from April 2015 through June 2019. Treasurer of Distribution Corporation from April 2015 through June 2019. Treasurer of Midstream Company from April 2013 through June 2019. Treasurer of Supply Corporation and Empire from June 2007 through June 2019.
Donna L. DeCarolis (64)	President of Distribution Corporation since February 2019. Ms. DeCarolis previously served as Vice President of Business Development of the Company from October 2007 through January 2019.
Ronald C. Kraemer (67)	Chief Operating Officer of the Company since March 2021, President of Supply Corporation since July 2019 and President of Empire since August 2008. Mr. Kraemer previously served as Senior Vice President of Supply Corporation from June 2016 through June 2019.
Timothy J. Silverstein (40)	Treasurer and Principal Financial Officer of the Company since May 2023. Treasurer of Seneca Resources Company since May 2023. Treasurer of Distribution Corporation, Supply Corporation, Empire and Midstream Company since July 2021. Mr. Silverstein previously served as Assistant Treasurer of Distribution Corporation, Supply Corporation and Empire from April 2020 through June 2021. General Manager of Finance from April 2019 through March 2020. Manager of Finance from April 2017 through March 2019.
Elena G. Mendel (57)	Controller and Principal Accounting Officer of the Company since July 2019. Controller of Distribution Corporation, Supply Corporation, Empire, and Midstream Company since July 2019. Ms. Mendel previously served as Assistant Controller of Distribution Corporation, Supply Corporation and Empire from February 2017 through June 2019.
Martin A. Krebs (53)	Chief Information Officer of the Company since December 2018 and Senior Vice President of Distribution Corporation since May 2023. Prior to joining the Company, Mr. Krebs served as Chief Information Officer and Chief Information Security Officer of Fidelis Care, a health insurance provider for New York State residents, from January 2012 to June 2018. Centene Corporation acquired Fidelis Care in July 2018, and Mr. Krebs served as the Chief Information Officer of the Fidelis Plan and Senior Vice President of Information Technology and Security from the acquisition to November 2018. Mr. Krebs' prior employers are not subsidiaries or affiliates of the Company.
Michael W. Reville (64)
General Counsel and Secretary of the Company since April 2023 and Senior Vice President of Distribution Corporation since May 2020. Mr. Reville previously served as General Counsel of Distribution Corporation from April 2015 through March 2023. Secretary of Distribution Corporation from May 2020 through March 2023. Vice President of Distribution Corporation from April 2015 through April 2020.

Justin I. Loweth (45)	President of Midstream Company since April 2022 and President of Seneca Resources Company since May 2021. Mr. Loweth previously served as Senior Vice President of Seneca Resources Company from October 2017 through April 2021.

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
In addition, the Company's short-term bank loans and commercial paper are in the form of floating rate debt or debt that may have rates fixed for very short periods of time, resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company's short-term bank loans and commercial paper, and the ability of the Company to issue commercial paper are affected by its credit ratings published by S&P, Moody's Investors Service, Inc. and Fitch Ratings, Inc. A downgrade in the Company's credit ratings could increase borrowing costs, restrict or eliminate access to commercial paper markets, negatively impact the availability of capital from uncommitted sources, and require the Company’s subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. Additionally, $1.4 billion of the Company’s outstanding long-term debt would be subject to an interest rate increase if certain fundamental changes occur that involve a material subsidiary and result in a downgrade of a credit rating assigned to the notes below investment grade. In addition to the $1.4 billion, another $500 million of the Company’s outstanding long-term debt would be subject to an interest rate increase based solely on a downgrade of a credit rating assigned to the notes below investment grade, regardless of any additional fundamental changes.
Climate change, and the regulatory, legislative, consumer behaviors and capital access developments related to climate change, may adversely affect operations and financial results.
Climate change, and the laws, regulations and other initiatives to address climate change, may impact the Company’s financial results. In early 2021, the U.S. rejoined the Paris Agreement, the international effort to establish emissions reduction goals for signatory countries. Under the Paris Agreement, signatory countries are expected to submit their nationally determined contributions to curb greenhouse gas emissions and meet the agreed temperature objectives every five years. On April 22, 2021, the federal administration announced the U.S. nationally determined contribution to achieve a fifty to fifty-two percent reduction from 2005 levels in economy-wide net greenhouse gas pollution by 2030. Executive orders from the federal administration, in addition to federal, state and local legislative and regulatory initiatives proposed or adopted in an attempt to limit the effects of climate change, including greenhouse gas emissions, could have significant impacts on the energy industry including government-imposed limitations, prohibitions or moratoriums on the use and/or production of natural gas, establishment of a carbon tax and/or methane fee, lack of support for system modernization, as well as accelerated depreciation of assets and/or stranded assets.
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
A number of states have also adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the natural gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. Furthermore, in 2019, the New York State legislature passed the CLCPA, which created emission reduction and electrification mandates, and could ultimately impact the Utility segment’s customer base and business. Pursuant to the CLCPA, New York's Climate Action Council (“CAC”) approved a final scoping plan that includes recommendations to strategically downsize and decarbonize the natural gas system and curtail use of natural gas and natural gas appliances. The final scoping plan was approved on December 19, 2022 and includes detailed recommendations to meet the CLCPA’s emissions reduction targets in the transportation, buildings, electricity, industry, agriculture & forestry and waste sectors. The final scoping plan also recommends statewide and cross-sector policies relevant to gas system transition, economywide strategies, land use, local government and adaptation and resilience. Additionally, the scoping plan recommends the implementation of a cap-and-invest program in New York. In January 2023, New York’s Governor directed the NYDEC and the New York State Energy Research and Development Authority to advance an economywide cap-and-invest program that establishes a declining cap on greenhouse gas emissions, and invests in programs to drive emissions reductions. If this proposed program or a similar program becomes effective and the Company becomes subject to new or revised cap-and-trade programs, cap-and-invest programs, methane charges, fees for carbon-based fuels or other similar costs or charges, the Company may experience additional costs and incremental operating expenses, which would impact our future earnings and cash flows, and may also experience decreased revenue in the event that implementation of these policies leads to reduced demand for natural gas.
In addition to the scoping plan, legislation or regulation that aims to reduce greenhouse gas emissions could also include natural gas bans, greenhouse gas emissions limits and reporting requirements, carbon taxes and/or similar fees on carbon dioxide, methane or equivalent emissions, restrictive permitting, increased efficiency standards requiring system remediation and/or changes in operating practices, and incentives or mandates to conserve energy or use renewable energy sources. For example, in May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to various exemptions. While the Company does not currently expect that this legislation will have a substantial impact on its financial results or operations, future legislation or regulation that aims to reduce natural gas demand or to impose additional operations requirements or restrictions on natural gas facilities, if effectuated, could impact our future earnings and cash flows.
Additionally, the trend toward increased energy conservation, change in consumer behaviors, competition from renewable energy sources, and technological advances to address climate change may reduce the demand for natural gas, which could impact our future earnings and cash flows. For further discussion of the risks associated with environmental regulation to address climate change, refer to Item 2, MD&A under the heading “Environmental Matters.”
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
Organized opposition to the natural gas industry, including exploration and production activity, pipeline expansion and replacement projects, and the extension and continued operation of natural gas distribution systems, may continue to increase as a result of, among other things, safety incidents involving natural gas facilities, and concerns raised by policymakers, financial institutions and advocacy groups about greenhouse gas emissions, hydraulic fracturing, or fossil fuels generally. This opposition may lead to increased regulatory and legislative initiatives that could place limitations, prohibitions or moratoriums on the use of natural gas, impose costs tied to carbon emissions, provide cost advantages to alternative energy sources, or impose mandates that increase operational costs associated with new natural gas infrastructure and technology. There are also increasing litigation risks associated with climate change concerns and related disclosures. Increased litigation could cause operational delays or restrictions, and increase the Company’s operating costs. In turn, these factors could impact the competitive position of natural gas, ultimately affecting the Company’s results of operations and cash flows.
Delays or changes in plans or costs with respect to Company projects, including regulatory delays or denials with respect to necessary approvals, permits or orders, could delay or prevent anticipated project completion, as well as the renewal or modification of key permits for ongoing operations, and may result in asset write-offs and reduced earnings.
Construction of planned distribution, gathering, and transmission pipeline and storage facilities, as well as the expansion and replacement of existing facilities, and the development of new natural gas wells, is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on acceptable terms, or at all. Existing or potential third-party opposition, such as opposition from landowner and environmental groups, which are beyond our control, could materially affect the anticipated construction of a project as well as the renewal or modification of key permits for ongoing operations. In addition, third parties could impede the Company’s acquisition, expansion or renewal of rights-of-way or land rights on a timely basis and on acceptable terms. Any delay in project development or construction may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from those facilities, result in increased project costs due to extended construction timeframes, asset write-offs and materially impact operating results or anticipated results. Additionally, delays in pipeline construction projects or gathering facility completion could impede the Exploration and Production segment's ability to transport its production to premium markets, or to fulfill obligations to sell at contracted delivery points.
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
Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Company’s revenues and cash flows or restrict its future growth. Additionally, supply chain disruptions, and the associated costs and inflation related thereto, could have an impact on the Company's operations. Economic conditions in the Company’s utility service territories, along with legislative and regulatory prohibitions and/or limitations on terminations of service, also impact its collections of accounts receivable. Customers of the Company’s Utility segment may have particular trouble paying their bills during periods of declining economic activity, high inflation, or high commodity prices, potentially resulting in increased bad debt expense and reduced earnings. Similarly, if reductions were to occur in funding of the federal Low Income Home Energy Assistance Program, bad debt expense could increase and earnings could decrease. In addition, exploration and production companies that are customers of the Company’s Pipeline and Storage segment may decide not to renew contracts for the same transportation capacity. Certain customers of the Company's Exploration and Production segment can represent a concentrated risk during times of high commodity prices and high hedging losses. Any of these events or circumstances could have or contribute to a material adverse effect on the Company’s results of operations, financial condition and cash flows.
Changes in interest rates may affect the Company’s financing and its regulated businesses’ rates of return.
Rising interest rates may impair the Company’s ability to cost-effectively finance capital expenditures and may increase the rates at which the Company can refinance maturing debt. In addition, the Company’s authorized rate of return in its regulated businesses is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, the Company’s authorized rate of return could be reduced. If interest rates are higher than assumed rates, the Company’s ability to earn its authorized rate of return may be adversely impacted.
Fluctuations in natural gas prices could adversely affect revenues, cash flows and profitability.
Financial results in the Company’s Exploration and Production segment are materially dependent on prices received for its natural gas production. Both short-term and long-term price trends affect the economics of exploring for, developing, producing, and gathering natural gas. Natural gas prices can be volatile and can be affected by various factors, including weather conditions, natural disasters, consumer demand, national and worldwide economic conditions, economic disruptions caused by terrorist activities, acts of war or major accidents, domestic and foreign political conditions and events, the price and availability of alternative fuels, the proximity to, and availability of, sufficient capacity on transportation and liquefaction facilities, regional and global levels of supply and demand, energy conservation measures, and government regulations. The Company sells the natural gas that it produces at a combination of current market prices, indexed prices or through fixed-price contracts. The Company hedges a significant portion of future sales that are based on indexed prices utilizing the physical sale counter-party and/or the financial markets. The prices the Company receives depend upon factors beyond the Company’s control, including the factors affecting price mentioned above. Any prolonged reduction in natural gas prices could result in the Company reducing the level of exploration and production activity the Company otherwise would pursue, which could have a material adverse effect on its future revenues, cash flows and results of operations.
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
In the Company’s Utility segment, during periods when natural gas prices are significantly higher than historical levels, customer demand could be reduced, thereby decreasing revenue. Customers may also have trouble paying the resulting higher bills when gas prices are higher or in periods of economic uncertainty, which could increase bad debt expenses and could ultimately reduce earnings. Additionally, increases in the cost of purchased gas affect cash flows and can therefore impact the amount or availability of the Company’s capital resources.
The Company has significant transactions involving price hedging of its natural gas production as well as its fixed price sale commitments.
To protect itself to some extent against price volatility and to lock in fixed pricing on natural gas production for certain periods of time, the Company’s Exploration and Production segment regularly enters into commodity price derivatives contracts (hedging arrangements) with respect to a portion of its expected production. These contracts may extend over multiple years, covering a substantial majority of the Company’s expected natural gas production over the course of the current fiscal year, and lesser percentages of subsequent years' expected production. These contracts reduce exposure to subsequent price drops but can also limit the Company’s ability to benefit from increases in commodity prices.
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
In the Exploration and Production segment, under the Company’s hedging guidelines, commodity derivatives contracts must be confined to the price hedging of existing and forecast production. The Company maintains a system of internal controls to monitor compliance with its policy. However, unauthorized speculative trades, if they were to occur, could expose the Company to substantial losses to cover positions in its derivatives contracts. In addition, in the event the Company’s actual production of natural gas falls short of hedged volumes, the Company may incur substantial losses to cover its hedges to the extent the hedges are in a loss position.
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
The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a "ceiling test" calculation, comparing the level of its unamortized investment in oil and natural gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for oil and natural gas (based on first day of the month prices and adjusted for hedging) as well as the SEC mandated discount rate. If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be "impaired," and the full cost authoritative accounting and reporting guidance require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. Under the Company's existing indenture covenants, an impairment could restrict the Company's ability to issue incremental long-term unsecured indebtedness for a period of time, beginning with the fourth calendar month following the impairment. In addition, because an impairment results in a charge to retained earnings, it lowers the Company's total capitalization, all other things being equal, and increases the Company's debt to capitalization ratio. As a result, an impairment can impact the Company's ability to maintain compliance with the debt to capitalization covenant set forth in its committed credit facility. The Company last recognized non-cash, pre-tax impairment charges on its oil and natural gas properties in fiscal years 2020 and 2021, in the amounts of $449.4 million and $76.2 million, respectively.
OPERATIONAL RISKS
The nature of the Company’s operations presents inherent risks of loss that could adversely affect its results of operations, financial condition and cash flows.
The Company’s operations in its various reporting segments are subject to inherent hazards and risks such as: fires; natural disasters; explosions; blowouts during well drilling; collapses of wellbore casing or other tubulars; pipeline ruptures; spills; and other hazards and risks that may cause personal injury, death, property damage, environmental damage or business interruption losses. Additionally, the Company’s facilities, machinery, equipment, and technology/software systems may be subject to sabotage. These events, in turn, could lead to governmental investigations, recommendations, claims, fines or penalties. As protection against operational hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company also seeks, but may be unable, to secure written indemnification agreements with contractors that adequately protect the Company against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, the imposition of fines, penalties or mandated programs by governmental authorities, the failure of a contractor to meet its indemnification obligations, or the failure of an insurance company to pay valid claims could result in substantial losses to the Company. In addition, insurance may not be available, or if available may not be adequate, to cover any or all of these risks. It is also possible that insurance premiums or other costs may rise significantly in the future, so as to make such insurance prohibitively expensive.
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
Our businesses depend on natural gas gathering, storage, and transmission facilities, including third-party midstream facilities that are not within our control. Our Exploration and Production and Utility segments have entered into long-term agreements with midstream providers for natural gas gathering, storage, and/or transportation services. The disruption or unavailability of the midstream facilities required to provide these services, due to maintenance, mechanical failures, accidents, weather, regulatory requirements and/or other operational hazards, could negatively impact our ability to market and/or deliver our products, especially if such disruption were to last for an extended period of time. In addition, any substantial disruptions to the services provided by our midstream providers could cause us to curtail a significant amount of our production or could impair our ability to deliver natural gas to our utility customers and could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows. Furthermore, as substantially all of our production is transported from the well pad to interconnections with various FERC-regulated pipelines through our affiliated gathering facilities, such a production curtailment could result in significantly reduced throughput on those facilities, adversely affecting revenues and cash flows of our Gathering segment.

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
The Company seeks to prevent, detect and investigate security incidents, but in some cases the Company might be unaware of an incident or its magnitude and effects. In addition to existing risks, the adoption of new technologies may increase the Company’s exposure to data breaches or the Company’s ability to detect and remediate effects of a breach. The Company has experienced attempts to breach its network security and has received notifications from third-party service providers who have experienced disruptions to services or data breaches where Company data was potentially impacted. Although the scope of such incidents is sometimes unknown, they could prove to be material to the Company. Even though insurance coverage is in place for cyber-related risks, if a material disruption or breach were to occur, the Company’s operations, earnings, cash flows and financial condition could be adversely affected to the extent not fully covered by such insurance.
The amount and timing of actual future natural gas production and the costs of our natural gas production operations are difficult to predict and may vary significantly from estimates, which may reduce the Company’s earnings.
There are many risks in developing natural gas, including numerous uncertainties inherent in estimating quantities of proved natural gas reserves and in projecting future rates of production and timing of development expenditures. The future success of the Company’s Exploration and Production and Gathering segments depends on its ability to develop additional natural gas reserves that are economically recoverable, and its failure to do so may negatively impact the Company’s financial outlook for these businesses. The total and timing of actual future production may vary significantly from reserves and production estimates. The Company’s drilling of development wells can involve significant risks, including those related to timing, success rates, and cost overruns, and these risks can be affected by lease and rig availability, completion crew and related equipment availability, geology, and other factors. Drilling for natural gas can be unprofitable, not only from non-productive wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, competition and cost to acquire mineral rights, weather conditions, governmental requirements, including completion of environmental impact analyses and compliance with other environmental laws and regulations, and shortages or delays in the delivery of equipment and services can delay drilling operations or result in their cancellation. The cost of drilling, completing, and operating wells is significant and often uncertain, and new wells may not be productive or the Company may not recover all or any portion of its investment. Production can also be delayed or made uneconomic if there is insufficient gathering, processing and transportation capacity available at an economic price to get that production to a location where it can be profitably sold. Without continued successful exploitation or acquisition activities, the Company’s reserves and revenues will decline as a result of its current reserves being depleted by production. The Company cannot make assurances that it will be able to find or acquire additional reserves at acceptable costs.
The Company's ability to access water and opportunities for disposal or recycling produced water can impact drilling and completion operations.
The drilling and hydraulic fracturing process requires significant volumes of water and an ability to recycle or dispose of water produced as a by-product of gas production. Limitations or restrictions on the Company's ability to secure sufficient amounts of water, including disruptions from natural causes (such as drought) or issues with transportation availability and costs, could impact its operations. If the Company is unable to secure adequate water volumes, drilling and completions can be delayed, or it would have to obtain new sources of water at increased costs. Similarly, if the Company experiences limitations or restrictions on its ability to recycle or dispose of its produced water, whether due to environmental regulations, permit requirements, transportation issues or other factors, producing wells may need to be shut-in and new wells may be delayed until such time as adequate recycling or disposal capacity is obtained, which can require significant lead times for permitting and could result in increased costs, delays in the Company's operations and adverse impacts on its cash flow and results of operations.
The physical risks associated with climate change may adversely affect the Company’s operations and financial results.
Climate change could create acute and/or chronic physical risks to the Company’s operations, which may adversely affect financial results. Acute physical risks include more frequent and severe weather events, which may result in adverse physical effects on portions of natural gas infrastructure, and could disrupt the Company’s supply chain and ultimately its operations. Disruption of production activities, as well as natural gas transportation and distribution systems, could result in reduced operational efficiency, and customer service interruption. Severe weather events could also cause physical damage to facilities, all of which could lead to reduced revenues, increased insurance premiums or increased operational costs. To the extent the Company’s regulated businesses are unable to recover those costs, or if the recovery of those costs results in higher rates and reduced demand for Company services, the Company’s future financial results could be adversely impacted. Chronic physical risks include long-term shifts in climate patterns resulting in new storm patterns or chronic increased temperatures, which could impact natural gas demand, and adversely impact the Company's future financial results.
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
The Company’s businesses are subject to regulation under a wide variety of federal and state laws, regulations and policies. Existing statutes and regulations, including current tax rates and state prevailing wage rate schedules, may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company or its contractors, which may increase the Company's costs, require refunds to customers or affect its business in ways that the Company cannot predict. Administrative agencies may apply existing laws and regulations in unanticipated, inconsistent or legally unsupportable ways, making it difficult to develop and complete projects, and harming the economic climate generally.
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
The Company is subject to the jurisdiction of the PHMSA. The PHMSA issues regulations and conducts evaluations, among other things, that set safety standards for pipelines and underground storage facilities. If as a result of these or similar new laws or regulations the Company incurs material compliance costs that it is unable to recover fully through rates or otherwise offset, the Company's financial condition, results of operations, and cash flows could be adversely affected.
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
Various state legislative and regulatory initiatives regarding the exploration and production business have been proposed or adopted in the northeast United States affecting the Marcellus and Utica Shale gas plays. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing, monitoring and abandonment of wells, the protection of water supplies and restrictions on water use and water rights, hydraulic fracturing operations, increased setback requirements, surface owners’ rights and damage compensation, the spacing of wells, use and disposal of potentially hazardous materials, and environmental and safety issues regarding natural gas pipelines. New permitting fees and/or severance taxes for natural gas production are also possible. Additionally, legislative initiatives in the U.S. Congress and environmental and health studies, proceedings or rule-making initiatives at federal, state or local agencies focused on the hydraulic fracturing process, the use of underground injection control wells for produced water disposal, and related operations could result in operational delays or prohibitions and/or additional permitting, compliance, reporting and disclosure requirements, which could lead to increased operating costs and increased risks of litigation for the Company.
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
The increasing costs of certain employee and retiree benefits, and the regulatory treatment of certain benefit plan activity, could adversely affect the Company’s results.
The Company’s earnings and cash flow may be impacted by the amount of income or expense it expends or records for employee benefit plans. This is particularly true for pension and other post-retirement benefit plans, which are dependent on actual plan asset returns and factors used to determine the value and current costs of plan benefit obligations. In addition, if medical costs rise at a rate faster than the general inflation rate, the Company might not be able to mitigate the rising costs of medical benefits. Increases to the costs of pension, other post-retirement and medical benefits could have an adverse effect on the Company’s financial results. The Company’s earnings and cash flows may also be impacted by the rate treatment of certain income and expense activity and regulatory asset and liability balances that would be determined in a future rate proceeding.
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

Item 1B	Unresolved Staff Comments
None.

Item 1C	Cybersecurity
Not applicable.

Item 2	Properties
General Information on Facilities
The net investment of the Company in property, plant and equipment was $7.3 billion at September 30, 2023. The Exploration and Production segment constitutes 35.0% of this investment, and is primarily located in the Appalachian region of the United States. Approximately 52.8% of the Company's investment in net property, plant and equipment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and western Pennsylvania. The Gathering segment constitutes 12.2% of the Company’s investment in net property, plant and equipment, and is located in northwestern and central Pennsylvania. During the past five years, the Company has made significant additions to property, plant and equipment in order to expand its exploration and production and gathering operations in the Appalachian region of the United States and to expand and modernize transmission, storage, and distribution facilities for customers in New York and Pennsylvania. Net property, plant and equipment has increased $2.3 billion, or 46.7%, since September 30, 2018. The five year increase is net of impairments of oil and gas producing properties recorded in 2020 and 2021 ($449 million and $76 million, respectively).
The Exploration and Production segment had a net investment in property, plant and equipment of $2.6 billion at September 30, 2023 consisting primarily of capitalized costs relating to oil and gas producing activities, the components of which are disclosed in Item 8, Note N — Supplementary Information for Oil and Gas Producing Activities.
The Pipeline and Storage segment had a net investment of $2.1 billion in property, plant and equipment at September 30, 2023. Transmission pipeline represents 35% of this segment’s total net investment and includes 2,246 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 13% of this segment’s total net investment and consist of 385 miles of pipeline, as well as 29 storage fields operating at a combined working gas level of 77.2 Bcf, three of which are jointly owned and operated with other interstate gas pipeline companies. Net investment in storage facilities includes $82.2 million of gas stored underground-noncurrent, representing the cost of the gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 31 compressor stations with 260,008 installed horsepower that represent 31% of this segment’s total net investment in property, plant and equipment.
The Pipeline and Storage segment's facilities provided the capacity to meet Supply Corporation’s 2023 peak day sendout for transportation service of 2,360 MMcf, which occurred on February 3, 2023. Withdrawals from storage of 505 MMcf provided approximately 21% of the requirements on that day.
The Gathering segment had a net investment of $0.9 billion in property, plant and equipment at September 30, 2023. Gathering lines and related compressor stations represent substantially all of this segment’s total net investment, including 376 miles of pipelines utilized to move Appalachian production (including Marcellus and Utica shales) to various transmission pipeline receipt points. The Gathering segment has 24 compressor stations with 124,256 installed horsepower.
The Utility segment had a net investment in property, plant and equipment of $1.7 billion at September 30, 2023. The net investment in its gas distribution network (including 15,052 miles of distribution pipeline) and its service connections to customers represent approximately 49% and 32%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2023.
Company maps are included in Exhibit 99.2 of this Form 10-K and are incorporated herein by reference.
Exploration and Production Activities
The Company is engaged in the exploration for and the development of natural gas reserves in the Appalachian region of the United States. The Company's development activities in the Appalachian region are focused primarily in the Marcellus and Utica shales. Further discussion of oil and gas producing activities is included in Item 8, Note N — Supplementary Information for Oil and Gas Producing Activities. Note N sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2023, 2022 and 2021 reserves shown in Note N are valued using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s petroleum engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc. Note N discusses the qualifications of the Company's petroleum engineers, internal controls over the reserve estimation process and audit of the reserve estimates and changes in proved developed and undeveloped oil and natural gas reserves year over year.
Seneca's proved developed and undeveloped natural gas reserves increased from 4,171 Bcf at September 30, 2022 to 4,535 Bcf at September 30, 2023. This increase is attributed to extensions and discoveries of 670 Bcf, purchases of minerals in place of 34 Bcf, and revisions of previous estimates of 32 Bcf, partially offset by production of 372 Bcf. Upward revisions of 94 Bcf are mainly attributed to positive performance improvements and adding back one PUD location. The additions and upward revisions were partially offset by downward revisions of 62 Bcf from the removal of seven PUD locations related to pad layout changes and price-related revisions. The Company has no near term plans to develop the reserves at these PUD locations.
Seneca’s proved developed and undeveloped oil reserves decreased from 250 Mbbl at September 30, 2022 to 216 Mbbl at September 30, 2023. The decrease was attributed to current year production of 30 Mbbl and downward revisions of previous estimates of 4 Mbbl.

On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 4,172 Bcfe at September 30, 2022 to 4,536 Bcfe at September 30, 2023. This increase is attributed to extensions and discoveries of 670 Bcfe, purchases of minerals in place of 34 Bcfe and net upward revisions of previous estimates of 32 Bcfe, partially offset by production of 372 Bcfe.
Seneca's proved developed and undeveloped natural gas reserves increased from 3,723 Bcf at September 30, 2021 to 4,171 Bcf at September 30, 2022. This increase was attributed to extensions and discoveries of 838 Bcf and revisions of previous estimates of 3 Bcf, partially offset by production of 343 Bcf. Upward revisions included 3 Bcf of price-related revisions and 13 Bcf of revisions related to positive performance improvements including reduced operating expenses. The additions and upward revisions were partially offset by divestures of 50 Bcf as well as downward revisions of 13 Bcf from the removal of one PUD location related to pad layout changes. The Company has no near term plans to develop the reserves at this PUD location.
Seneca’s proved developed and undeveloped oil reserves decreased from 21,537 Mbbl at September 30, 2021 to 250 Mbbl at September 30, 2022. The decrease of 21,287 Mbbl was attributed to production of 1,604 Mbbl and the sale of Seneca's West Coast region (i.e., California) assets of 20,766 Mbbl. These decreases were partially offset by positive performance revisions of 787 Mbbl and extensions and discoveries of 296 Mbbl.
On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 3,853 Bcfe at September 30, 2021 to 4,172 Bcfe at September 30, 2022. This increase was attributed to extensions and discoveries of 839 Bcfe and upward revisions of previous estimates of 8 Bcfe, partially offset by production of 353 Bcfe and divestures, primarily from the sale of the West Coast region (i.e., California) assets, of 175 Bcfe.
At September 30, 2023, the Company’s Exploration and Production segment had delivery commitments for natural gas production of 2,147 Bcf. The Company expects to meet those commitments through the future production of reserves that are currently classified as proved reserves and future extensions and discoveries.

The following is a summary of certain oil and gas information taken from Seneca’s records.
Production

	For The Year Ended September 30
	2023		2022		2021
United States
Appalachian Region
Average Sales Price per Mcf of Gas	$2.78	(1)	$5.03	(1)	$2.46	(1)
Average Sales Price per Barrel of Oil	$75.64		$97.82		$48.02
Average Sales Price per Mcf of Gas (after hedging)	$2.55		$2.69		$2.22
Average Sales Price per Barrel of Oil (after hedging)	$75.64		$97.82		$48.02
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.68	(1)	$0.68	(1)	$0.67	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	1,020	(1)	936	(1)	856	(1)
West Coast Region
Average Sales Price per Mcf of Gas	N/A	(2)	$10.03		$6.34
Average Sales Price per Barrel of Oil	N/A	(2)	$94.06		$60.50
Average Sales Price per Mcf of Gas (after hedging)	N/A	(2)	$10.03		$6.34
Average Sales Price per Barrel of Oil (after hedging)	N/A	(2)	$70.53		$56.55
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	N/A	(2)	$4.83		$3.74
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	N/A	(2)	39	(2)	41
Total Company
Average Sales Price per Mcf of Gas	$2.78		$5.05		$2.49
Average Sales Price per Barrel of Oil	$75.64		$94.10		$60.49
Average Sales Price per Mcf of Gas (after hedging)	$2.55		$2.71		$2.25
Average Sales Price per Barrel of Oil (after hedging)	$75.64		$70.80		$56.54
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.68		$0.81		$0.82
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	1,020		966		897

(1)Average sales prices per Mcf of gas reflect sales of gas in the Marcellus and Utica Shale fields. The Marcellus Shale fields (which exceed 15% of total reserves at September 30, 2023, 2022 and 2021) contributed 521 MMcfe, 574 MMcfe and 597 MMcfe of daily production in 2023, 2022 and 2021, respectively. The average lifting costs (per Mcfe) were $0.73 in 2023, $0.71 in 2022 and $0.70 in 2021. The Utica Shale fields (which exceed 15% of total reserves at September 30, 2023, 2022 and 2021) contributed 495 MMcfe, 357 MMcfe and 255 MMcfe of daily production in 2023, 2022 and 2021, respectively. The average lifting costs (per Mcfe) were $0.62 in 2023, $0.63 in 2022 and $0.62 in 2021.
(2)West Coast region properties were sold at June 30, 2022. Information for the year ended September 30, 2023 is not applicable (N/A) as a result of the sale.

Productive Wells

	Appalachian Region
At September 30, 2023	Gas	Oil
Productive Wells — Gross	1,006	—
Productive Wells — Net	891	—
Developed and Undeveloped Acreage

At September 30, 2023	Appalachian Region
Developed Acreage
— Gross	661,478
— Net	650,278
Undeveloped Acreage
— Gross	728,389
— Net	671,676
Total Developed and Undeveloped Acreage
— Gross	1,389,867
— Net	1,321,954	(1)

(1)Of the 1,321,954 Total Developed and Undeveloped Net Acreage in the Appalachian region as of September 30, 2023, there are a total of 1,250,077 net acres in Pennsylvania. Of the 1,250,077 total net acres in Pennsylvania, shale development in the Marcellus, Utica or Geneseo shales has occurred on approximately 134,414 net acres, or 11% of Seneca’s total net acres in Pennsylvania. Developed Acreage in the table reflects previous development activities in the Upper Devonian formation, but does not include the potential for development beneath this formation in areas of previous development, which includes the Marcellus, Utica and Geneseo shales.
As of September 30, 2023, the aggregate amounts of gross undeveloped acreage expiring under lease in the next three years and thereafter are as follows: 20,858 acres in 2024 (19,108 net acres), 11,176 acres in 2025 (10,180 net acres), 15,389 acres in 2026 (14,219 net acres) and 211,719 acres thereafter (193,090 net acres). The remaining 469,247 gross acres (435,079 net acres) represent non-expiring oil and gas rights owned by the Company. Of the acreage that is currently scheduled to expire in 2024, 2025 and 2026, Seneca has 352.2 Bcf of associated proved undeveloped gas reserves. As a part of its management approved development plan, Seneca generally commences development of these reserves prior to the expiration of the leases and/or proactively extends/renews these leases.

Drilling Activity

	Productive			Dry
For the Year Ended September 30	2023	2022	2021	2023	2022	2021
United States
Appalachian Region
Net Wells Completed
— Exploratory	—	—	—	—	—	—
— Development(1)	34.25	43.00	47.83	0.50	2.50	2.00
West Coast Region
Net Wells Completed
— Exploratory	—	—	—	—	—	—
— Development	—	23.00	10.00	—	—	—
Total Company
Net Wells Completed
— Exploratory	—	—	—	—	—	—
— Development	34.25	66.00	57.83	0.50	2.50	2.00

(1)Fiscal 2023, 2022 and 2021 Appalachian region dry wells include 0.5, 2.5 and 2 net wells, respectively, drilled prior to 2013 that were never completed under a joint venture in which the Company was the nonoperator. The Company became the operator of the properties in 2017 and plugged and abandoned the wells in 2023, 2022 and 2021 after the Company determined it would not continue development activities.
Present Activities

At September 30, 2023	Appalachian Region
Wells in Process of Drilling(1)
— Gross	54.00
— Net	52.00

(1)Includes wells awaiting completion.

Item 3	Legal Proceedings
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
At September 30, 2023, there were 8,751 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange under the trading symbol "NFG". Information regarding the market for the Company’s common equity and related stockholder matters appears under Item 12 at Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 8 at Note H — Capitalization and Short-Term Borrowings.
On July 3, 2023, the Company issued a total of 8,490 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company's Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 849 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended September 30, 2023. The Company issued an additional 540 unregistered shares in the aggregate on July 14, 2023 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs(b)
July 1-31, 2023	14,954	$51.00	—	6,971,019
Aug. 1-31, 2023	12,495	$53.88	—	6,971,019
Sept. 1-30, 2023	13,493	$51.42	—	6,971,019
Total	40,942	$52.10	—	6,971,019

(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes.  During the quarter ended September 30, 2023, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 40,942 shares purchased other than through a publicly announced share repurchase program, 40,679 were purchased for the Company’s 401(k) plans and 263 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)In September 2008, the Company's Board of Directors authorized the repurchase of eight million shares of the Company's common stock. The Company has not repurchased any shares since September 17, 2008. The repurchase program has no expiration date and management would discuss with the Company's Board of Directors any future repurchases under this program.

Performance Graph
The following graph compares the Company’s common stock performance with the performance of the S&P 500 Index, the S&P Mid Cap 400 Gas Utility Index and the S&P 1500 Oil & Gas Exploration & Production Index for the period September 30, 2018 through September 30, 2023. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on September 30, 2018 and that all dividends were reinvested.

	2018	2019	2020	2021	2022	2023
National Fuel	$100	$86	$78	$105	$126	$110
S&P 500 Index	$100	$104	$120	$155	$131	$160
S&P Mid Cap 400 Gas Utility Index (S4GASU)	$100	$105	$74	$91	$93	$84
S&P 1500 Oil & Gas Exp & Prod Index (S15OILP)	$100	$64	$35	$82	$122	$144
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
Part of the Board and management’s strategic and capital spending decision process includes identifying and assessing climate-related risks and opportunities. Management reports quarterly to the Board on critical and potentially emerging risks, including climate-related risks, as part of the Enterprise Risk Management process. Since the Company operates an integrated business with assets being utilized for, and benefiting from, the production, transportation and consumption of natural gas, the Board and management consider physical and transitional climate risks, including policy and legal risks, technological developments, shifts in market conditions, including future natural gas usage, and reputational risks, and the impact of those risks on the Company’s business. The Company reviews and considers adjustments to its approach to capital investment in response to these risks and developments, with its long-term, returns-focused approach.
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
Fiscal 2023 Highlights
This Item 7, MD&A, provides information concerning:
1.The critical accounting estimates of the Company;
2.Changes in revenues and earnings of the Company under the heading, “Results of Operations;”

3.Operating, investing and financing cash flows under the heading “Capital Resources and Liquidity” and;
4.Other Matters, including: (a) 2023 and projected 2024 funding for the Company’s pension and other post-retirement benefits; (b) disclosures and tables concerning market risk sensitive instruments; (c) rate matters in the Company’s New York, Pennsylvania and FERC-regulated jurisdictions; (d) environmental matters; and (e) effects of inflation.
The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report, which includes a comparison of our Results of Operations and Capital Resources and Liquidity for fiscal 2023 and fiscal 2022. For a discussion of the Company's earnings, refer to the Results of Operations section below. A discussion of changes in the Company’s results of operations from fiscal 2021 to fiscal 2022 has been omitted from this Form 10-K, but may be found in Item 7, MD&A, of the Company’s Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 18, 2022.
The Company's Exploration and Production segment continues to grow, as evidenced by a 9% growth in proved reserves from the prior year to a total of 4,536 Bcfe at September 30, 2023. Production increased 19.9 Bcfe during the fiscal year ended September 30, 2023 to a total of 372.5 Bcfe, and is expected to increase again in fiscal 2024.
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
The Company has continued to pursue development projects to expand its Pipeline and Storage segment. One project on Supply Corporation's system, referred to as the Tioga Pathway Project, would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC’s (“Transco”) capacity lease, providing access to Mid-Atlantic markets. The Tioga Pathway Project has a target in-service date in late calendar 2026 and a preliminary cost estimate of approximately $90 million. The Tioga Pathway Project is discussed in more detail in the Capital Resources and Liquidity section that follows.
From a rate perspective, Distribution Corporation, in its Pennsylvania jurisdiction, reached a settlement with the parties to its rate case proceeding. On June 15, 2023, the PaPUC issued an order adopting the settlement in full. The settlement authorized an increase in Distribution Corporation's annual base rate operating revenues of $23 million that became effective August 1, 2023. Distribution Corporation also filed a rate case proceeding with the NYPSC in its New York jurisdiction on October 31, 2023 seeking an increase of $88.8 million in its total annual operating revenues for the projected rate year ending September 30, 2025, with a proposed effective date of October 1, 2024. In addition, Supply Corporation filed a NGA Section 4 rate case at FERC on July 31, 2023. For further discussion of Distribution Corporation and Supply Corporation rate matters, refer to the Rate Matters section below.
From a financing perspective, on June 30, 2022, the Company entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of five banks, all of which are also lenders under a Credit Agreement (as amended from time to time, the "Credit Agreement"). The 364-Day Credit Agreement provided an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company used the proceeds for general corporate purposes, which included using $150.0 million for the November 2022 redemption of a portion of the Company's outstanding long-term debt with a maturity date in March 2023. In March 2023, the Company utilized short-term borrowings and cash on hand to redeem the remaining long-term debt that had maturity dates in March 2023, which included $350.0 million of 3.75% notes and $49.0 million of 7.395% notes.

On May 18, 2023, the Company issued $300.0 million of 5.50% notes due October 1, 2026. The proceeds of this debt issuance were used for general corporate purposes, including to repay all indebtedness under the $250.0 million unsecured committed delayed draw term loan under the 364-Day Credit Agreement mentioned above.
The Company expects to use cash on hand, cash from operations, and short-term and long-term borrowings, as needed, to meet its financing needs for fiscal 2024. The Company continues to evaluate these financing needs and options to meet them. Given the current economic conditions, which include continued inflationary pressures and rising interest rates, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs as discussed above.
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

In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in natural gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment charge must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. At September 30, 2023, the ceiling exceeded the book value of the oil and gas properties by approximately $794.7 million. The 12-month average of the first day of the month price for natural gas for each month during 2023, based on the quoted Henry Hub spot price for natural gas, was $3.42 per MMBtu. (Note — because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for 2023. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.)  In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices used at September 30, 2023 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company's oil and gas properties by approximately $442.9 million (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.
It is difficult to predict what factors could lead to future non-cash impairments under the SEC’s full cost ceiling test. As discussed above, fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves and significant fluctuations in natural gas prices have an impact on the amount of the ceiling at any point in time.
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
Regulation.  The Company is subject to regulation by certain state and federal authorities. The Company, in its Utility and Pipeline and Storage segments, has accounting policies which conform to the FASB authoritative guidance regarding accounting for certain types of regulations, and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting principles for certain types of rate-regulated activities provides that certain actual or anticipated costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the

Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the Consolidated Statement of Income for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item. For further discussion of the Company’s regulatory assets and liabilities, refer to Item 8 at Note F — Regulatory Matters.
RESULTS OF OPERATIONS
EARNINGS
2023 Compared with 2022
The Company's earnings were $476.9 million in 2023 compared with earnings of $566.0 million in 2022. The decrease in earnings of $89.1 million was a result of lower earnings in all reportable segments, as well as losses in the Corporate and All Other categories. In the discussion that follows, all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings were impacted by the following events in 2022:
2022 Events
•The reversal of a deferred tax valuation allowance of $24.9 million recorded in the Exploration and Production and Gathering segments, which increased earnings in 2022.
•A $28.4 million remeasurement of accumulated deferred income taxes, primarily in the Exploration and Production and Gathering segments, related to a reduction in the Pennsylvania state corporate income tax rate that was signed into law in July 2022, which increased earnings in 2022.
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
Earnings (Loss) by Segment

	Year Ended September 30
	2023	2022	2021
	(Thousands)
Exploration and Production	$232,275	$306,064	$101,916
Pipeline and Storage	100,501	102,557	92,542
Gathering	99,724	101,111	80,274
Utility	48,395	68,948	54,335
Total Reported Segments	480,895	578,680	329,067
All Other	(531)	(9)	37,645
Corporate	(3,498)	(12,650)	(3,065)
Total Consolidated	$476,866	$566,021	$363,647

EXPLORATION AND PRODUCTION
Revenues
Exploration and Production Operating Revenues

	Year Ended September 30
	2023	2022
	(Thousands)
Gas (after Hedging)	$948,484	$930,130
Oil (after Hedging)(1)	2,261	113,588
Gas Processing Plant	1,203	3,511
Other	6,507	(36,765)
Operating Revenues	$958,455	$1,010,464
Production

	Year Ended September 30
	2023	2022
Gas Production (MMcf)
Appalachia	372,271	341,700
West Coast	—	1,211
Total Production	372,271	342,911
Oil Production (Mbbl)
Appalachia	30	16
West Coast	—	1,588
Total Production	30	1,604
Average Prices

	Year Ended September 30
	2023	2022
Average Gas Price/Mcf
Appalachia	$2.78	$5.03
West Coast(2)	N/A	$10.03
Weighted Average Before Hedging	$2.78	$5.05
Weighted Average After Hedging(3)	$2.55	$2.71
Average Oil Price/Barrel (Bbl)
Appalachia	$75.64	$97.82
West Coast(2)	N/A	$94.06
Weighted Average Before Hedging	$75.64	$94.10
Weighted Average After Hedging(1)(3)	$75.64	$70.80

(1)Oil revenue and weighted average oil price after hedging for the year ended September 30, 2022 excludes a loss on discontinuance of crude oil cash flow hedges of $44.6 million. This loss is presented in other revenue in the table above.
(2)Prices for the year ended September 30, 2023 are not applicable (N/A) as a result of the sale of Seneca's West Coast assets in June 2022.
(3)Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note J — Financial Instruments in Item 8 of this report.

2023 Compared with 2022
Operating revenues for the Exploration and Production segment decreased $52.0 million in 2023 as compared with 2022. Gas production revenue after hedging increased $18.4 million primarily due to a 29.4 Bcf increase in gas production offset by a $0.16 per Mcf decrease in the weighted average realized price of gas after hedging. The increase in gas production was largely due to new Marcellus and Utica wells in the Appalachian region. Oil production revenue after hedging decreased $111.3 million mainly attributable to the sale of California assets at June 30, 2022. In addition, other revenue increased $43.3 million and plant revenue decreased $2.3 million. The increase in other revenue was primarily attributable to the non-recurrence of a loss on the discontinuance of crude oil cash flow hedges as a result of the sale of California assets combined with the non-recurrence of royalty shut-in payments made in 2022 in accordance with lease agreements. These increases to other revenue were partially offset by decreases to temporary capacity release revenue and a decrease in operating revenue from this segment's water treatment plants. Finally, the decrease in gas processing plant revenues was mainly attributable to the sale of California assets combined with declining gas pricing.
Refer to further discussion of derivative financial instruments in the “Market Risk Sensitive Instruments” section that follows. Refer to the tables above for production and price information.
Earnings
2023 Compared with 2022
The Exploration and Production segment’s earnings for 2023 were $232.3 million, a decrease of $73.8 million when compared with earnings of $306.1 million for 2022. The sale of California assets on June 30, 2022 was a large factor in the earnings variance year over year. As a result of the sale, 2023 earnings decreased due to lower oil production ($88.1 million) and the non-recurrence of a gain that was recognized on the sale of Seneca’s California non-full cost pool assets ($9.5 million). However, these factors were partially offset by the non-recurrence of a 2022 loss related to the discontinuance of its crude oil cash flow hedges ($33.3 million) and 2022 transaction and severance costs associated with the sale ($7.2 million). There was also a lower unrealized loss recognized in 2023 ($0.7 million) on contingent consideration received as part of the California asset sale as compared to the unrealized loss that was recognized in 2022 ($3.2 million) on that contingent consideration. Other factors impacted by the sale included lower lease operating and transportation expenses ($24.0 million), lower other operating expenses ($11.1 million), and lower other taxes ($6.0 million). Excluding the impact of the California sale, lease operating and transportation costs in the Appalachian region increased year over year. Other operating costs were also impacted by the non-recurrence of abandonment costs recognized in 2022 for certain offshore Gulf of Mexico wells that were formerly owned by Seneca, and other taxes was also impacted by lower Impact Fees in the Appalachain region. Aside from the earnings impact of these items, the earnings decrease reflected lower natural gas prices after hedging ($48.4 million), lower other revenue ($1.1 million) and lower gas processing plant revenue ($1.8 million), all of which are discussed above. Other factors that decreased earnings included higher depletion expense ($26.1 million), higher interest expense ($0.7 million) and higher income tax expense ($3.4 million). In 2022, the Exploration and Production segment reversed a valuation allowance ($28.6 million) on deferred tax assets related to certain state net operating loss and credit carryforwards as these deferred tax assets are now expected to be realized in the future. The Exploration and Production segment also recorded an income tax benefit ($16.2 million) in 2022 from the remeasurement of deferred income taxes related to a state corporate income tax rate reduction in Pennsylvania that was signed into law in July 2022. The law reduces the Pennsylvania corporate income tax rate to 8.99% for fiscal 2024, and starting with fiscal 2025, the rate is further reduced by 0.5% annually until it reaches 4.99% for fiscal 2032. Partially offsetting these items, the Exploration and Production segment had higher natural gas production ($62.9 million), and higher other income ($2.7 million).
The increase in depletion expense was primarily due to the increase in production, combined with a $0.06 per Mcfe increase in the depletion rate. The year over year increase in the depletion rate was mainly driven by higher capitalized costs and an increase in future development costs related to proved undeveloped wells. The increase in interest expense can largely be attributed to higher average interest rates on short-term and long-term borrowings offset partially by lower intercompany long-term debt balances. The increase in income tax expense was primarily driven by a prior-year benefit realized from the Enhanced Oil Recovery tax credit, which did not recur in the current year as a result of the sale of the California assets. The increase in other income was attributable to higher interest income, as well as non-service pension and post-retirement income in 2023 compared to non-service pension and post-retirement benefit costs in 2022.
PIPELINE AND STORAGE
Revenues
Pipeline and Storage Operating Revenues

	Year Ended September 30
	2023	2022
	(Thousands)
Firm Transportation	$289,935	$287,486
Interruptible Transportation	1,290	2,481
	291,225	289,967
Firm Storage Service	84,960	84,565
Interruptible Storage Service	2	—
	84,962	84,565
Other	3,004	2,512
	$379,191	$377,044
Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2023	2022
Firm Transportation	816,484	790,417
Interruptible Transportation	2,192	5,612
	818,676	796,029
2023 Compared with 2022
Operating revenues for the Pipeline and Storage segment increased $2.1 million in 2023 as compared with 2022. The increase in operating revenues was primarily due to an increase in transportation revenues of $1.3 million, an increase in storage revenues of $0.4 million and an increase in other revenues of $0.5 million. The increase in transportation revenues was primarily attributable to new demand charges for transportation service from Supply Corporation's FM100 Project, which was placed into service in December 2021. The increase from the FM100 Project includes the impact of a negotiated revenue step-up to Period 2 Rates that went into effect April 1, 2022, as specified in Supply Corporation's 2020 rate case settlement. An increase in short-term contracts also contributed to the increase in transportation revenues. These increases were partially offset by a decline in revenues associated with miscellaneous contract expirations and revisions. The increase in other revenues primarily reflects proceeds received during the quarter ended September 30, 2023 as a result of a contract buyout.
Transportation volume increased by 22.6 Bcf in 2023 as compared with 2022, primarily due to an increase in short-term contracts, as well as an increase in volume from the FM100 Project. These increases were partially offset by certain contract expirations during fiscal 2023. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.
The majority of Supply Corporation's and Empire's transportation and storage contracts allow either party to terminate the contract upon six or twelve months' notice effective at the end of the primary term and include "evergreen" language that allows for annual term extension(s). The Pipeline and Storage segment's contracted transportation and storage capacity with both affiliated and unaffiliated shippers is expected to remain relatively constant in fiscal 2024.

Earnings
2023 Compared with 2022
The Pipeline and Storage segment’s earnings in 2023 were $100.5 million, a decrease of $2.1 million when compared with earnings of $102.6 million in 2022.  The decrease in earnings was primarily due to an increase in operating expenses ($5.2 million) and an increase in depreciation expense ($2.5 million). The increase in operating expenses was primarily due to higher personnel costs, higher pipeline integrity costs and an increase in compressor maintenance costs. The increase in depreciation expense was primarily due to incremental depreciation from the FM100 Project. These earnings decreases were partially offset by the impact of higher operating revenues ($1.7 million), as discussed above, combined with higher other income ($3.6 million). The increase in other income is primarily due to a higher weighted average interest rate on intercompany short-term notes receivables along with higher non-service pension and post-retirement benefit income. This was partially offset by a decrease in allowance for funds used during construction (equity component) related to the construction of the FM100 Project along with an annual adjustment that was recorded during the current fiscal year.
GATHERING
Revenues
Gathering Operating Revenues

	Year Ended September 30
	2023	2022
	(Thousands)
Gathering	$230,317	$214,843
Gathering Volume — (MMcf)

	Year Ended September 30
	2023	2022
Gathered Volume	453,338	419,332
2023 Compared with 2022
Operating revenues for the Gathering segment increased $15.5 million in 2023 as compared with 2022, which was driven primarily by a 34.0 Bcf increase in gathered volume. Gathered volume on the Tioga and Clermont gathering systems increased 36.3 Bcf and 7.1 Bcf, respectively, partially offset by a decrease of 9.4 Bcf on the Trout Run gathering system. The net increase in gathered volume can be attributed to the increase in gross natural gas production in the Appalachian region by producers connected to the aforementioned gathering systems. All references to the Tioga gathering system in this operating revenues discussion and the earnings discussion that follows include the revenues, volume and earnings of the gathering system owned by NFG Midstream Covington, LLC (Covington), which includes the gathering system previously owned by NFG Midstream Wellsboro, LLC (Wellsboro). Wellsboro was merged into Covington effective August 31, 2023. The merger of Wellsboro into Covington reflects the completion of a pipeline that connects the two systems.
Earnings
2023 Compared with 2022
The Gathering segment’s earnings in 2023 were $99.7 million, a decrease of $1.4 million when compared with earnings of $101.1 million in 2022. Income taxes were a significant factor in the year over year variation. First, earnings were negatively impacted by the non-recurrence of an income tax benefit ($11.9 million) during the quarter ended September 30, 2022 from the remeasurement of deferred income taxes related to a state corporate income tax rate reduction in Pennsylvania that was signed into law in July 2022 (as discussed above, in the Exploration and Production segment). This segment also experienced an increase in income tax expense ($1.0 million) due to higher state income tax expense. Partially offsetting these factors, earnings benefited from the non-recurrence of deferred income tax expense ($3.7 million) recognized during the quarter ended

September 30, 2022 as an offset to the Exploration and Production segment's reversal of the deferred tax asset valuation allowance. This offset is a result of the Gathering and Exploration and Production segments' subsidiaries filing a combined state tax return. In addition to these income tax variations, earnings decreased due to higher operating expenses ($4.9 million) and higher depreciation expense ($1.4 million). The increase in operating expenses was largely attributable to higher outside service costs associated with preventative maintenance overhauls on the Clermont, Tioga and Trout Run gathering systems, higher leased compression expense on the Trout Run and Tioga gathering systems and higher labor-related costs across all of the gathering systems. The increase in depreciation expense was largely due to higher plant balances associated with the Tioga and Clermont gathering systems. These earnings decreases were partially offset by the impact of higher gathering revenues ($12.2 million) driven by the increase in gathered volume (discussed above). Additionally, earnings increased due to lower interest expense ($1.2 million) and higher other income ($0.6 million). The decrease in interest expense was primarily due to higher capitalized interest and lower interest on intercompany long-term borrowings associated with the Company's redemption of $500.0 million of 3.75% notes during 2023. The increase in other income is primarily due to lower non-service pension and post-retirement benefit expenses.
UTILITY
Revenues
Utility Operating Revenues

	Year Ended September 30
	2023	2022
	(Thousands)
Retail Revenues:
Residential	$729,715	$691,034
Commercial	103,150	95,120
Industrial	5,682	4,913
	838,547	791,067
Transportation	103,305	111,072
Other	508	(3,918)
	$942,360	$898,221
Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2023	2022
Retail Sales:
Residential	61,401	64,011
Commercial	9,342	9,621
Industrial	548	541
	71,291	74,173
Transportation	62,986	65,993
	134,277	140,166

Degree Days

				Percent (Warmer) Colder Than
Year Ended September 30		Normal	Actual	Normal(1)	Prior Year(1)
2023	Buffalo, NY	6,617	5,717	(13.6)%	(0.9)%
	Erie, PA(2)	6,104	5,493	(10.0)%	2.3%
2022	Buffalo, NY	6,617	5,769	(12.8)%	0.7%
	Erie, PA	6,147	5,368	(12.7)%	2.8%

(1)Percents compare actual degree days to normal degree days and actual degree days to actual prior year degree days.
(2)Normal degree days changed from the NOAA 30-year degree days to NOAA 15-year degree days with the implementation of new base rates in Pennsylvania in August 2023.
2023 Compared with 2022
Operating revenues for the Utility segment increased $44.1 million in 2023 compared with 2022. The increase resulted from a $47.5 million increase in retail gas sales revenue and a $4.4 million increase in other revenues, which were partially offset by a $7.8 million decrease in transportation revenue. The increase in retail gas sales revenue was primarily due to an increase in the cost of gas sold (per Mcf), partially offset by a 2.9 Bcf decrease in throughput due to warmer weather during the winter months and a decrease in base rates. The decrease in base rates is related to a tariff filing approved by the NYPSC, which created a surcredit that temporarily eliminates pension and OPEB cost recovery from base rates effective October 1, 2022. Additional details related to the regulatory proceeding are discussed in Item 8 at Note F — Regulatory Matters. The increase in other revenues was due to an increase in capacity release revenues and a smaller estimated refund provision from the income tax benefits resulting from the 2017 Tax Reform Act. The decrease in transportation revenue resulted from a 3.0 Bcf decrease in throughput due to warmer weather and the decrease in base rates, as previously mentioned. The decreases in gas retail sales revenue and transportation revenue were partially offset by an increase in revenues earned under the system modernization and system improvement tracker mechanisms in Distribution Corporation's New York jurisdiction, which allow for the recovery of investments in leak prone pipe replacement.
Purchased Gas
The cost of purchased gas is one of the Company’s largest operating expenses. Annual variations in purchased gas costs are attributed directly to changes in gas sales volume, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $548.2 million and $498.0 million of Purchased Gas expense during 2023 and 2022, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation does not profit from fluctuations in gas costs. Purchased Gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period. Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.
Distribution Corporation contracts for firm long-term transportation and storage capacity services with rights-of-first-refusal from ten upstream pipeline companies including Supply Corporation for transportation and storage services and Empire, for transportation services. Distribution Corporation contracts for firm spot and term gas supplies with various producers, marketers and two local distribution companies to meet its gas purchase requirements. Additional discussion of the Utility segment’s gas purchases appears under the heading “Sources and Availability of Raw Materials” in Item 1.
Earnings
2023 Compared with 2022
The Utility segment’s earnings in 2023 were $48.4 million, a decrease of $20.5 million when compared with earnings of $68.9 million in 2022. The decrease in earnings was due in part to the impact of a proceeding in the Utility's Pennsylvania service territory during the quarter ended March 31, 2022 that allowed for a favorable one-time adjustment of $14.6 million to recognize the cumulative amount of OPEB income, previously deferred as a regulatory liability in that jurisdiction, which did not recur in 2023. In addition to the non-recurrence of this transaction, there was a decrease in OPEB income ($2.4 million) in the Utility's Pennsylvania service territory.
The earnings impact of the reduction in the New York jurisdiction's base rates in 2023 resulting from the NYPSC tariff filing related to pension and OPEB costs discussed above ($12.0 million), combined with an increase in operating costs ($2.0 million) associated with the elimination of fringe benefit credits being applied to service and non-service pension and OPEB costs, was offset by a decrease in other deductions associated with non-service pension and OPEB costs ($14.0 million). With the elimination of pension and OPEB expenses in customer rates, Distribution Corporation’s New York service territory did not recognize any pension and OPEB expenses during 2023 compared to the prior year when it recognized pension and OPEB expenses to match against the pension and OPEB amounts collected in base rates.
Other factors that contributed to the earnings decrease in the Utility segment included higher operating expenses ($6.8 million) and higher interest expense ($8.6 million). The increase in operating expenses was mainly due to higher personnel costs and outside services. The increase in interest expense was largely the result of a higher weighted average interest rate on intercompany short-term borrowings combined with higher average short-term debt balances. There were also several factors that helped to reduce the earnings decrease year over year. The Utility segment's earnings benefited from the impact of the system modernization and system improvement trackers in New York ($3.8 million), lower income tax expense ($3.5 million) in New York and Pennsylvania, of which $1.7 million relates to a methodology change for the repair and maintenance tax deduction in Pennsylvania, higher capacity release revenues ($1.6 million), and a regulatory adjustment ($1.5 million). The Utility's Pennsylvania service territory also benefited from new rates that went into effect August 1, 2023 ($0.8 million).
The impact of weather variations on earnings in the Utility segment's New York rate jurisdiction is largely mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment's New York customers. For both 2023 and 2022, the WNC contributed approximately $4.8 million to earnings, as the weather was warmer than normal. Effective October 2023, the weather impact on cash flow in the Utility segment will also be mitigated by a WNC in its Pennsylvania rate jurisdiction.
ALL OTHER AND CORPORATE OPERATIONS
Earnings
2023 Compared with 2022
All Other and Corporate operations had a net loss of $4.0 million in 2023, an improvement of $8.7 million when compared with a net loss of $12.7 million in 2022. The improvement was primarily attributable to changes in unrealized gains and losses on investments in equity securities. In 2023, the Company recorded unrealized gains of $0.7 million, while in 2022, the Company recorded unrealized losses of $9.2 million. Other contributing factors include an increase in the cash surrender value of life insurance policies ($1.3 million), an increase in interest income on temporary cash investments ($1.3 million) and lower non-service pension and post-retirement benefit costs ($2.1 million). These changes were partially offset by a decrease in realized gains from sales of investments in equity securities ($2.9 million), as well as an increase in operating expenses as a result of an increase in professional services ($2.7 million).
OTHER INCOME (DEDUCTIONS)
Although most of the variances in Other Income (Deductions) are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Net other income on the Consolidated Statements of Income was $18.1 million in 2023 compared to net other deductions of $1.5 million in 2022, for a net increase of $19.6 million. This was mostly due to changes in unrealized and realized gains and losses on investments in equity securities of $10.4 million, along with an increase in the cash surrender value of life insurance policies of $1.3 million. Higher interest income of $5.0 million also contributed to the increase, which resulted from an increase in interest on temporary cash investments, an increase in interest on a larger undercollection of gas costs over the prior year in Distribution Corporation and an increase in interest income earned on investments. The mark-to-market valuation adjustment for the contingent consideration received from the sale of Seneca's California assets in June 2022 was a loss of $0.9 million during 2023 as compared to a loss of $4.4 million during 2022. There was also a $1.9 million increase in non-service pension and post-retirement benefit income year over year. Offsetting these increases was a $2.3 million reduction in allowance for funds used during construction.
INTEREST CHARGES
Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Interest on long-term debt decreased $8.6 million in 2023 as compared to 2022. The Company redeemed $150.0 million of the $500.0 million 3.75% notes in November 2022. In addition, $350.0 million of $500.0 million 3.75% notes and $49.0 million of 7.395% notes were redeemed in March 2023. These redemptions were partially offset by the issuance of $300.0 million of 5.50% notes in May 2023.
Other interest expense increased $10.1 million in 2023 as compared to 2022. The increase was primarily due to higher weighted average interest rates for 2023 partially offset by lower average short-term debt balances in 2023 compared to 2022.
CAPITAL RESOURCES AND LIQUIDITY
The primary sources and uses of cash during the last two years are summarized in the following condensed statement of cash flows:

	Year Ended September 30
	2023	2022
	(Millions)
Provided by Operating Activities	$1,237.1	$812.5
Capital Expenditures	(1,009.9)	(811.8)
Net Proceeds from Sale of Oil and Gas Producing Properties	—	254.4
Acquisition of Upstream Assets	(124.8)	—
Sale of Fixed Income Mutual Fund Shares in Grantor Trust	10.0	30.0
Other Investing Activities	12.3	8.7
Reduction of Long-Term Debt	(549.0)	—
Net Proceeds from Issuance of Long-Term Debt	297.3	—
Proceeds from Issuance of Short-Term Note Payable to Bank	250.0	—
Repayments of Short-Term Note Payable to Bank	(250.0)	—
Net Change in Other Short-Term Notes Payable to Banks and Commercial Paper	227.5	(98.5)
Net Repurchases of Common Stock	(6.7)	(9.6)
Dividends Paid on Common Stock	(176.1)	(168.1)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(82.3)	$17.6

The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During 2024, cash provided by operating activities is forecasted to be lower than 2023 largely due to a decrease in working capital sources, but is expected to be more than enough to fund the Company's capital expenditures. Looking forward to 2025, based on current commodity prices, cash provided by operating activities is again expected to exceed capital expenditures. The Company also has two long-term debt maturities in 2025, totaling $500.0 million, which the Company anticipates funding with cash on hand and short-term and long-term borrowings. These cash flow projections do not reflect the impact of acquisitions or divestitures that may arise in the future.
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
Cash provided by operating activities in the Utility and Pipeline and Storage segments may vary substantially from year to year because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-recovered purchased gas costs and weather may also significantly impact cash flow. The impact of weather on cash flow is tempered in the Pipeline and Storage segment by the straight fixed-variable rate design used by Supply Corporation and Empire. Prior to October 2023, the weather impact on cash flow in the Utility segment was mitigated by a WNC solely in its New York rate jurisdiction. However, effective October 2023, the weather impact on cash flow in the Utility segment will also be mitigated by a WNC in its Pennsylvania rate jurisdiction. Refer to Item 8 at Note A — Summary of Significant Accounting Policies (Regulatory Mechanisms) for additional discussion.
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
Net cash provided by operating activities totaled $1,237.1 million in 2023, an increase of $424.6 million compared with the $812.5 million provided by operating activities in 2022. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Exploration and Production segment and Utility segment. The increase in the Exploration and Production segment is primarily due to higher cash receipts from natural gas production, net of royalty and working interests. The increase in the Utility segment is primarily due to the timing of gas cost recovery and the timing of customer receivable balance collections.

INVESTING CASH FLOW
Expenditures for Long-Lived Assets
The Company’s expenditures for long-lived assets, including non-cash capital expenditures, totaled $1.12 billion and $829.4 million in 2023 and 2022, respectively. The table below presents these expenditures:

	Year Ended September 30
	2023		2022
	(Millions)
Exploration and Production:
Capital Expenditures (1)	$737.7	(2)	$565.8	(3)
Pipeline and Storage:
Capital Expenditures	141.9	(2)	95.8	(3)
Gathering:
Capital Expenditures	103.3	(2)	55.5	(3)
Utility:
Capital Expenditures	139.9	(2)	111.0	(3)
All Other and Corporate:
Capital Expenditures	0.8		1.3
Total Expenditures	$1,123.6		$829.4

(1)The year ended September 30, 2023 includes $124.8 million related to the acquisition of upstream assets acquired from SWN. The acquisition cost is reported as a component of Acquisition of Upstream Assets on the Consolidated Statement of Cash Flows.
(2)2023 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $43.2 million, $31.8 million, $20.6 million and $13.6 million, respectively, of non-cash capital expenditures.
(3)2022 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $83.0 million, $15.2 million, $10.7 million and $11.4 million, respectively, of non-cash capital expenditures.
Exploration and Production
In 2023, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures in the Appalachian region and included $292.6 million in the Marcellus Shale area and $430.7 million in the Utica Shale area. These amounts included approximately $342.0 million spent to develop proved undeveloped reserves.
On June 1, 2023, the Company completed its acquisition of certain upstream assets located primarily in Tioga County, Pennsylvania from SWN for total consideration of $124.8 million. As part of the transaction, the Company acquired approximately 34,000 net acres in an area that is contiguous with existing Company-owned upstream assets. This transaction was accounted for as an asset acquisition and, as such, the purchase price was allocated to property, plant and equipment.
Other 2023 acquisitions included the acquisition of certain upstream assets located in Lycoming County in Northeast Pennsylvania for total consideration of $11.5 million as well as the acquisition of undeveloped acreage in Tioga County, Pennsylvania for $13.6 million. The acquisition in Lycoming County included 1,145 net acres and the acquisition in Tioga County included 4,222 net acres. Both transactions were accounted for as asset acquisitions and, as such, the purchase price for each transaction was allocated to property, plant and equipment. The cost of these acquisitions is reported as a component of Capital Expenditures on the Consolidated Statement of Cash Flows.
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
Pipeline and Storage
The Pipeline and Storage segment’s capital expenditures for 2023 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions.
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
Gathering
The majority of the Gathering segment's capital expenditures for 2023 included expenditures related to the continued expansion of Midstream Company's Clermont, Tioga and Trout Run gathering systems, as discussed below. The Tioga gathering system refers to the gathering system owned by NFG Midstream Covington, LLC (Covington), which includes the gathering system previously owned by NFG Midstream Wellsboro, LLC (Wellsboro). Wellsboro was merged into Covington effective August 31, 2023. The merger of Wellsboro into Covington reflects the completion of a pipeline that connects the two systems. Midstream Company spent $20.7 million, $71.2 million and $10.8 million, respectively, in 2023 on the development of the Clermont, Tioga and Trout Run gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.
The majority of the Gathering segment's capital expenditures for 2022 included expenditures related to the continued expansion of Midstream Company's Clermont, Covington, Trout Run and Wellsboro gathering systems. Midstream Company spent $20.9 million, $27.0 million, $4.9 million and $2.3 million in 2022 on the development of the Clermont, Covington, Trout Run and Wellsboro gathering systems, respectively. These expenditures were largely attributable to the installation of new in-field gathering pipelines in the Clermont gathering system, as well as the continued expansion of centralized station facilities, including increased compression horsepower at the Clermont, Trout Run, and Wellsboro gathering systems. In Covington, expenditures were largely attributable to the installation of in-field gathering pipelines and upgraded station facilities related to new development.
Utility
The majority of the Utility segment’s capital expenditures for 2023 and 2022 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.
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
On June 30, 2022, the Company completed the sale of Seneca’s California assets, all of which were in the Exploration and Production segment, to Sentinel Peak Resources California LLC for a total sale price of $253.5 million, consisting of $240.9 million in cash and contingent consideration valued at $12.6 million at closing. The fair value of the contingent consideration was $7.3 million at September 30, 2023. The Company pursued this sale given the strong commodity price environment and the Company’s strategic focus in the Appalachian Basin. Under the terms of the purchase and sale agreement, the Company can receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated as $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The sale price, which reflected an effective date of April 1, 2022, was reduced for production revenues less expenses that were retained by Seneca from the effective date to the closing date. Under the full cost method of accounting for oil and natural gas properties, $220.7 million of the sale price at closing was accounted for as a reduction of capitalized costs since the disposition did not alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The remainder of the sale price ($32.8 million) was applied against assets that are not subject to the full cost method of accounting, with the Company recognizing a gain of $12.7 million on the sale of such assets. The majority of this gain related to the sale of emission allowances.
Estimated Capital Expenditures
The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2024	2025	2026
	(Millions)
Exploration and Production(1)	$550	$520	$510
Pipeline and Storage	130	135	180
Gathering	100	110	95
Utility(2)	140	150	150
All Other	—	—	—
	$920	$915	$935

(1)Includes estimated expenditures for the years ended September 30, 2024, 2025 and 2026 of approximately $315 million, $225 million and $120 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.
(2)Includes estimated expenditures for the years ended September 30, 2024, 2025, and 2026 of approximately $115 million, $115 million and $120 million, respectively, for system modernization and safety to enhance the reliability and safety of the system and reduce emissions.
Exploration and Production
Capital expenditures for the Exploration and Production segment in 2024 through 2026 are expected to be primarily well drilling and completion expenditures in the Appalachian region.
Pipeline and Storage
Capital expenditures for the Pipeline and Storage segment in 2024 through 2026 are expected to include: the replacement and modernization of transmission and storage facilities, the reconditioning of storage wells, improvements of compressor stations and emissions reduction initiatives, as well as capital expenditures related to system expansion.

  In addition, due to the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia, specifically in the Marcellus and Utica Shale producing areas, Supply Corporation and Empire have completed and continue to pursue expansion projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines and to on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems. An expansion and modernization project where the Company has forecasted a significant amount of investment in preliminary survey and investigation costs and/or capital expenditures in 2024 through 2026, and where a precedent agreement has been executed, is discussed below.
Supply Corporation concluded an Open Season on August 25, 2023, and based on post-open season discussions, has designed a project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC’s (“Transco”) capacity lease, providing access to Mid-Atlantic markets (“Tioga Pathway Project”). The Tioga Pathway Project involves the construction of approximately 19 miles of new pipeline and the replacement of approximately four miles of existing pipeline on the Supply Corporation system. Supply Corporation has executed a Precedent Agreement with Seneca for 190,000 Dth per day of transportation capacity. Supply Corporation expects to file a Section 7(c) application with the FERC in the second half of calendar 2024. The Tioga Pathway project has a projected in-service date of late calendar year 2026 and an estimated capital cost of approximately $90 million. The majority of these expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2023, less than $0.1 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at September 30, 2023.
Gathering
The majority of the Gathering segment capital expenditures in 2024 through 2026, included in the table above, are expected to be for construction and expansion of gathering systems, as discussed below. The Gathering segment primarily invests capital to support Seneca's drilling and completion activity in their long-term development plan. Seneca has shifted a larger share of its forward-looking activity from its Western Development Area to Tioga County, Pennsylvania. As a result, the Gathering segment is expecting to see near-term increases in capital expenditures as it constructs the necessary infrastructure to support Seneca's activity in the region.
Utility
Capital expenditures for the Utility segment in 2024 through 2026 are expected to be concentrated in the areas of main and service line improvements and replacements that will enhance the reliability and safety of the system, emission reduction initiatives and, to a lesser extent, the purchase of new equipment.
Project Funding
During fiscal 2023 and 2022, capital expenditures were funded with cash from operations and short-term debt. Capital expenditures in fiscal 2022 were also funded with proceeds from the sale of the Company's California assets. Going forward, the Company expects to use cash on hand, cash from operations and short-term or long-term borrowings, as needed, to finance capital expenditures. The level of short-term and/or long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production and the associated commodity price realizations in the Exploration and Production segment. It will also likely depend on the timing of gas cost recovery in the Utility segment.
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
The Company continuously evaluates capital expenditures and potential investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive natural gas properties, accelerated development of existing natural gas properties, natural gas storage and transmission facilities, natural gas gathering and compression facilities and the expansion of natural gas transmission line capacities, regulated utility assets and other opportunities as they may arise. The amounts are also subject to modification for opportunities involving emission reductions and/or energy transition including investments directly related to low- and no-carbon fuels. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s business segments depends, to a large degree, upon market and regulatory conditions as well as legislative actions.
FINANCING CASH FLOW
Consolidated short-term debt increased $227.5 million, to a total of $287.5 million, when comparing the balance sheet at September 30, 2023 to the balance sheet at September 30, 2022. The maximum amount of short-term debt outstanding during the year ended September 30, 2023 was $422.3 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, asset purchases, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. During fiscal 2023, the Company repaid $549.0 million of long-term debt with maturity dates in March 2023 and issued $300.0 million of additional long-term debt in May 2023. The net reduction in long-term debt resulted in an increase in the short-term debt balance. As of September 30, 2023, the Company had outstanding commercial paper of $287.5 million. The Company did not have any short-term notes payable to banks as of September 30, 2023.
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
On June 30, 2022, the Company entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provided an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company used the proceeds for general corporate purposes, which included using $150.0 million for the November 25, 2022 redemption of a portion of the Company's outstanding long-term debt with a maturity date of March 1, 2023. All indebtedness under the 364-Day Credit Agreement was repaid on May 18, 2023.
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

The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since July 1, 2018, the Company recorded non-cash, after-tax ceiling test impairments totaling $381.4 million. As a result, at September 30, 2023, $190.7 million was added back to the Company's total capitalization for purposes of the calculation under the Credit Agreement. On May 3, 2022, the Company entered into Amendment No. 1 to the Credit Agreement with the same twelve banks under the initial Credit Agreement. The amendment further modified the definition of consolidated capitalization, for purposes of calculating the debt to capitalization ratio under the Credit Agreement, to exclude, beginning with the quarter ended June 30, 2022, all unrealized gains or losses on commodity-related derivative financial instruments and up to $10 million in unrealized gains or losses on other derivative financial instruments included in Accumulated Other Comprehensive Income (Loss) within Total Comprehensive Shareholders' Equity on the Company's consolidated balance sheet. Under the Credit Agreement, such unrealized losses will not negatively affect the calculation of the debt to capitalization ratio, and such unrealized gains will not positively affect the calculation. At September 30, 2023, the Company’s debt to capitalization ratio, as calculated under the Credit Agreement was 0.46. The constraints specified in the Credit Agreement would have permitted an additional $3.17 billion in short-term and/or long-term debt to be outstanding at September 30, 2023 before the Company’s debt to capitalization ratio exceeded 0.65.
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
On May 18, 2023, the Company issued $300.0 million of 5.50% notes due October 1, 2026. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $297.3 million. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade. Additionally, the interest rate payable on the notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 7.50%, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company's credit rating is subsequently upgraded. The proceeds of this debt issuance were used for general corporate purposes, including to repay all indebtedness under the $250.0 million unsecured committed delayed draw term loan under the 364-Day Credit Agreement.
None of the Company's long-term debt as of September 30, 2023 had a maturity date within the following twelve-month period. The Current Portion of Long-Term Debt at September 30, 2022 consisted of $500.0 million of 3.75% notes and $49.0 million of 7.395% notes, that each had maturity dates in March 2023. The Company utilized short-term borrowings and cash on hand to repay $150.0 million of these maturities in November 2022 and the remaining $399.0 million in March 2023. As of September 30, 2023, the future contractual obligations related to aggregate principal amounts of long-term debt, including interest expense, maturing during the next five years and thereafter are as follows: $111.9 million in 2024, $605.9 million in 2025, $565.4 million in 2026, $640.4 million in 2027, $327.9 million in 2028, and $535.7 million thereafter. Refer to Item 8 at Note H — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense. Principal payments of long-term debt are a component of cash used in financing activities while interest payments on long-term debt are a component of cash used in operating activities.
The Company’s embedded cost of long-term debt was 4.69% at September 30, 2023 and 4.48% at September 30, 2022. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.
Under the Company's existing indenture covenants at September 30, 2023, the Company would have been permitted to issue up to a maximum of approximately $3.43 billion in additional unsubordinated long-term indebtedness at then current market interest rates, in addition to being able to issue new indebtedness to replace existing debt (further limited by the debt to capitalization ratio constraint under the Company's Credit Agreement, as discussed above). The Company's present liquidity position is believed to be adequate to satisfy known demands. It is possible, depending on amounts reported in various income statement and balance sheet line items, that the indenture covenants could, for a period of time, prevent the Company from issuing incremental unsubordinated long-term debt, or significantly limit the amount of such debt that could be issued. Losses incurred as a result of significant impairments of oil and gas properties have in the past resulted in such temporary restrictions. The indenture covenants would not preclude the Company from issuing new long-term debt to replace existing long-term debt, or from issuing additional short-term debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $50.0 million (or 2.1%) of the Company’s long-term debt (as of September 30, 2023) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
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
Supply Corporation and Empire have developed a project which would move significant prospective Marcellus and Utica production from Seneca's Western Development Area at Clermont to an Empire interconnection with the TC Energy pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. The

Company remains committed to the project and, on June 29, 2022, received an extension of time from FERC, until December 31, 2024, to construct the project, which is the subject of an ongoing appeal at the U.S. Court of Appeals for the D.C. Circuit. The Company will update the $500 million preliminary cost estimate and expected in-service date for the project when there is further clarity on the timing of receipt of necessary regulatory approvals, including the completion of ongoing litigation. As of September 30, 2023, approximately $55.9 million has been spent on the Northern Access project, including $24.3 million that has been spent to study the project that is included in Deferred Charges on the Consolidated Balance Sheet. The remaining $31.6 million spent on the project is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2023.
The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan). During 2023, the Company did not make any contributions to the Retirement Plan. Estimated contributions to the Retirement Plan in 2024 will be in the range of zero to $5.0 million. For further discussion of the Company’s Retirement Plan, including actuarial assumptions, refer to Item 8 at Note K — Retirement Plan and Other Post-Retirement Benefits. As noted in that footnote, the Retirement Plan has been closed to new participants since 2003. In that regard, the average remaining service life of active participants in the Retirement Plan is approximately 6 years.
The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company has been making contributions to its VEBA trusts and/or 401(h) accounts over the last several years and does not anticipate making contributions to the VEBA trusts and/or 401(h) accounts in the near term. However, this will be subject to future review. During 2023, the Company did not make any contributions to its VEBA trusts. However, the Company made direct payments of $0.2 million to retirees not covered by the VEBA trusts and 401(h) accounts during 2023. The Company does not expect to make any contributions to its VEBA trusts in 2024. For further discussion of the Company’s other post-retirement benefits, including actuarial assumptions, refer to Item 8 at Note K — Retirement Plan and Other Post-Retirement Benefits. As noted in that footnote, the other post-retirement benefits provided by the Company have been closed to new participants since 2003. In that regard, the average remaining service life of active participants is approximately 4 years for those eligible for other post-retirement benefits.
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
MARKET RISK SENSITIVE INSTRUMENTS
Energy Commodity Price Risk
The Company uses various derivative financial instruments (derivatives), including price swap agreements and no cost collars, as part of the Company’s overall energy commodity price risk management strategy in its Exploration and Production segment. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2023 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas transactions that are related to the financial instruments.
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
The authoritative guidance for fair value measurements and disclosures requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2023, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The following tables disclose natural gas price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2023. At September 30, 2023, the Company had not entered into any natural gas price swap agreements extending beyond 2028.
Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2024	2025	2026	2027	2028	Total
Notional Quantities (Equivalent Bcf)	131.3	78.4	36.2	13.1	1.0	260.0
Weighted Average Fixed Rate (per Mcf)	$3.43	$3.59	$4.10	$4.37	$4.40	$3.62
Weighted Average Variable Rate (per Mcf)	$3.29	$3.88	$4.16	$4.12	$3.95	$3.63
At September 30, 2023, the Company would have paid its respective counterparties an aggregate of approximately $2.5 million to terminate the natural gas price swap agreements outstanding at that date.
At September 30, 2022, the Company had natural gas price swap agreements covering 207.3 Bcf at a weighted average fixed rate of $2.98 per Mcf.
No Cost Collars
The following table discloses the notional quantities, the weighted average ceiling price and the weighted average floor price for the no cost collars used by the Company to manage natural gas price risk. The no cost collars provide for the Company to receive monthly payments from (or make payments to) other parties when a variable price falls below an established floor price (the Company receives payment from the counterparty) or exceeds an established ceiling price (the Company pays the counterparty). At September 30, 2023, the Company had not entered into any natural gas no cost collars extending beyond 2027.

	Expected Maturity Dates
	2024	2025	2026	2027	Total
Natural Gas
Notional Quantities (Equivalent Bcf)	63.5	42.8	41.5	3.5	151.3
Weighted Average Ceiling Price (per Mcf)	$4.29	$4.78	$4.89	$4.89	$4.61
Weighted Average Floor Price (per Mcf)	$3.42	$3.59	$3.62	$3.62	$3.53
At September 30, 2023, the Company would have received an aggregate of approximately $16.0 million to terminate the natural gas no cost collars outstanding at that date.
At September 30, 2022, the Company had no cost collars agreements covering 213.5 Bcf at a weighted average ceiling price of $4.24 per Mcf and a weighted average floor price of $3.40 per Mcf.
Foreign Exchange Risk
The Company uses foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. All of these transactions are forecasted.
The following table discloses foreign exchange contract information by expected maturity dates. The Company receives a fixed price in exchange for paying a variable price as noted in the Canadian to U.S. dollar forward exchange rates. Notional amounts (Canadian dollars) are used to calculate the contractual payments to be exchanged under contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2023. At September 30, 2023, the Company had not entered into any foreign currency exchange contracts extending beyond 2030.

	Expected Maturity Dates
	2024	2025	2026	2027	2028	Thereafter	Total
Notional Quantities (Canadian Dollar in millions)	$12.9	$10.9	$7.6	$6.8	$6.8	$11.9	$56.9
Weighted Average Fixed Rate ($Cdn/$US)	$1.29	$1.28	$1.32	$1.33	$1.32	$1.31	$1.30
Weighted Average Variable Rate ($Cdn/$US)	$1.32	$1.32	$1.34	$1.34	$1.33	$1.33	$1.33
At September 30, 2023, absent other positions with the same counterparties, the Company would have paid to its respective counterparties an aggregate of $1.3 million to terminate these foreign exchange contracts.
Refer to Item 8 at Note J — Financial Instruments for a discussion of the Company’s exposure to credit risk related to its derivative financial instruments.
Interest Rate Risk
The fair value of long-term fixed rate debt is $2.2 billion at September 30, 2023. This fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay. The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt:

	Principal Amounts by Expected Maturity Dates
	2024	2025	2026	2027	2028	Thereafter	Total
	(Dollars in millions)
Long-Term Fixed Rate Debt	$—	$500.0	$500.0	$600.0	$300.0	$500.0	$2,400.0
Weighted Average Interest Rate Paid	—	5.4%	5.5%	4.7%	4.8%	3.0%	4.7%
RATE MATTERS
Utility Operation
Delivery rates for both the New York and Pennsylvania divisions are regulated by the states’ respective public utility commissions and typically are changed only when approved through a procedure known as a “rate case.” As noted below, the New York division currently has a rate case on file. In both jurisdictions, delivery rates do not reflect the recovery of purchased gas costs. Prudently-incurred gas costs are recovered through operation of automatic adjustment clauses, and are collected primarily through a separately-stated “supply charge” on the customer bill.
New York Jurisdiction
Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017 ("2017 Rate Order"). The 2017 Rate Order provided for a return on equity of 8.7% and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018. On October 31, 2023, Distribution Corporation made a filing with the NYPSC seeking an increase of $88.8 million in its total annual operating revenues for the projected rate year ending September 30, 2025, with a proposed effective date of October 1, 2024 that includes the maximum suspension period permitted under the New York Public Service Law ("2023 Rate Filing"). The Company is also proposing, among other things, to continue its leak prone pipe replacement program and to implement a number of initiatives that will facilitate achievement of the emissions reduction goals of the Climate Leadership and Community Protection Act.
The 2017 Rate Order authorized the Company to recover approximately $15 million annually for pension and OPEB expenses from customers. Because the Company's future pension and OPEB costs were projected to be satisfied with existing funds held in reserve, in July 2022, Distribution Corporation made a filing with the NYPSC to effectuate a temporary pension and OPEB surcredit to customers to offset these amounts being collected in base rates effective October 1, 2022. On September 16, 2022, the NYPSC issued an order approving the filing. With the implementation of this surcredit, Distribution Corporation ceased funding the Retirement Plan and its VEBA trusts in its New York jurisdiction. The 2023 Rate Filing proposes to keep the rate recovery of pension and OPEB costs at zero in the rate year and reflect the $15 million of savings in new base delivery rates.
On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31, 2023). On December 9, 2022, the Company filed a petition with the NYPSC to effectuate a system improvement tracker through which qualified pipeline replacement costs through September 30, 2024 would be tracked and recovered, and to recover certain deferred costs associated with the existing system modernization tracker, effective April 1, 2023. The NYPSC approved the petition by order dated March 17, 2023 contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to October 1, 2024. The 2023 Rate Filing proposes to stop accruing and collecting revenues under its current system modernization and system improvement trackers and shift those revenues into the Company’s new base delivery rates. In the absence of a multi-year rate plan settlement, the Company is requesting that it be allowed to reinstate a tracking mechanism similar to the existing system modernization tracker.
Pennsylvania Jurisdiction
Distribution Corporation’s delivery rates effective through July 31, 2023 in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. On October 28, 2022, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $28.1 million. A settlement involving all active parties to the proceeding was reached and filed with the PaPUC on April 13, 2023. The settlement provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million. The PaPUC approved the settlement in full, without modification or correction, on June 15, 2023 and new rates went into effect on August 1, 2023.
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
ENVIRONMENTAL MATTERS
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory requirements. In 2021, the Company set methane intensity reduction targets at each of its businesses, an absolute greenhouse gas emissions reduction target for the consolidated Company, and greenhouse gas reduction targets associated with the Company’s utility delivery system. In 2022, the Company began measuring progress against these reduction targets. The Company's ability to estimate accurately the time, costs and resources necessary to meet emissions targets may be impacted as environmental exposures, technology and opportunities change and regulatory and policy updates are issued.
For further discussion of the Company's environmental exposures, refer to Item 8 at Note L — Commitments and Contingencies under the heading “Environmental Matters.”
The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
Environmental Regulation
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in the United States. These efforts include legislation, legislative proposals and new regulations at the state and federal level, and private party litigation related to greenhouse gas emissions. Legislation or regulation that aims to reduce greenhouse gas emissions could also include emissions limits, reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. For example, the federal Inflation Reduction Act of 2022 (IRA) legislation was signed into law on August 16, 2022. The IRA includes a methane charge that is expected to be applicable to the reported annual methane emissions of certain oil and gas facilities, above specified methane intensity thresholds, starting in calendar year 2024. This portion of the IRA is to be administered by the EPA and potential fees will begin with emissions reported for calendar year 2024. The EPA is the lead federal agency that regulates greenhouse gas emissions pursuant to the Clean Air Act. The regulations implemented by the EPA impose stringent leak detection and repair requirements and address reporting and control of methane and volatile organic compound emissions. The Company must continue to comply with all applicable regulations. Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The NYPSC, for example, initiated a proceeding to consider climate-related financial disclosures at the utility operating company level, and the New York State legislature passed the CLCPA that mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. In May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to certain exemptions. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on the promulgation of final regulations and on regulatory treatment afforded in the process. The NYDEC has until January 1, 2024 to issue further rules and regulations implementing the CLCPA. The NYDEC, in conjunction with the New York State Energy Research and Development Authority, is also in the early phases of developing a cap-and-invest program in the state, which is anticipated to be effective in 2025. The above-enumerated initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.
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
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, estimates of oil and gas quantities, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new authoritative accounting and reporting guidance, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” “may,” and similar expressions, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:
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
11.Changes in price differentials between similar quantities of natural gas sold at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;
12.The impact of information technology disruptions, cybersecurity or data security breaches;
13.Factors affecting the Company’s ability to successfully identify, drill for and produce economically viable natural gas reserves, including among others geology, lease availability and costs, title disputes, weather conditions, water availability and disposal or recycling opportunities of used water, shortages, delays or unavailability of equipment and services required in drilling operations, insufficient gathering, processing and transportation capacity, the need to obtain governmental approvals and permits, and compliance with environmental laws and regulations;
14.The Company's ability to complete strategic transactions;
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of National Fuel Gas Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of National Fuel Gas Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

The Impact of Proved Natural Gas Reserves on Natural Gas Properties, Net
As described in Note A to the consolidated financial statements, the Exploration and Production segment includes capitalized costs relating to natural gas producing activities, net of depreciation, depletion, and amortization (DD&A) of $2.4 billion as of September 30, 2023. The Exploration and Production segment follows the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized and DD&A is computed based on quantities produced in relation to proved reserves using the units of production method. As disclosed by management, in addition to DD&A under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. If capitalized costs, net of accumulated DD&A and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. There were no ceiling test impairment charges for the year ended September 30, 2023. As of September 30, 2023, the ceiling exceeded the book value of the natural gas properties by approximately $794.7 million. Estimates of the Company’s proved natural gas reserves and the future net cash flows from those reserves were prepared by the Company’s petroleum engineers and audited by independent petroleum engineers (together referred to as “management’s specialists”). Petroleum engineering involves significant assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Estimates of economically recoverable natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including quantities of natural gas that are ultimately recovered, the timing of the recovery of natural gas reserves, the production and operating costs to be incurred, the amount and timing of future development and abandonment expenditures, and the price received for the production.

The principal considerations for our determination that performing procedures relating to the impact of proved natural gas reserves on natural gas properties, net is a critical audit matter are the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved natural gas reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to data, methods, and assumptions used by management and its specialists in developing the estimates of proved natural gas reserves and the related assumption of quantities of proved natural gas that are ultimately recovered.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved natural gas reserves and the related assumption of quantities of proved natural gas that are ultimately recovered which is utilized in the DD&A expense and ceiling test calculations. These procedures also included, among others, evaluating the reasonableness of the significant assumption used by management related to the quantities of proved natural gas that are ultimately recovered which included evaluating information on additional development activity, production history, if the assumption used was reasonable considering the past performance of the Company, and whether it was consistent with evidence obtained in other areas of the audit. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved natural gas reserves and the related assumption of quantities of proved natural gas that are ultimately recovered. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the completeness and accuracy of data used by the specialists and an evaluation of the specialists’ findings.

/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
November 17, 2023

We have served as the Company’s auditor since 1941.

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2023	2022	2021
	(Thousands of dollars, except per common share amounts)
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$941,779	$897,916	$667,549
Exploration and Production and Other Revenues	958,455	1,010,629	837,597
Pipeline and Storage and Gathering Revenues	273,537	277,501	237,513
	2,173,771	2,186,046	1,742,659
Operating Expenses:
Purchased Gas	437,595	392,093	171,827
Operation and Maintenance:
Utility and Energy Marketing	205,239	193,058	179,547
Exploration and Production and Other	124,270	191,572	173,041
Pipeline and Storage and Gathering	149,247	136,571	123,218
Property, Franchise and Other Taxes	92,700	101,182	94,713
Depreciation, Depletion and Amortization	409,573	369,790	335,303
Impairment of Oil and Gas Producing Properties	—	—	76,152
	1,418,624	1,384,266	1,153,801
Gain on Sale of Assets	—	12,736	51,066
Operating Income	755,147	814,516	639,924
Other Income (Expense):
Other Income (Deductions)	18,138	(1,509)	(15,238)
Interest Expense on Long-Term Debt	(111,948)	(120,507)	(141,457)
Other Interest Expense	(19,938)	(9,850)	(4,900)
Income Before Income Taxes	641,399	682,650	478,329
Income Tax Expense	164,533	116,629	114,682
Net Income Available for Common Stock	476,866	566,021	363,647
EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	1,587,085	1,191,175	991,630
	2,063,951	1,757,196	1,355,277
Dividends on Common Stock	(178,095)	(170,111)	(164,102)
Balance at End of Year	$1,885,856	$1,587,085	$1,191,175
Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$5.20	$6.19	$3.99
Diluted:
Net Income Available for Common Stock	$5.17	$6.15	$3.97
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	91,748,890	91,410,625	91,130,941
Used in Diluted Calculation	92,285,918	92,107,066	91,684,583
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2023	2022	2021
	(Thousands of dollars)
Net Income Available for Common Stock	$476,866	$566,021	$363,647
Other Comprehensive Income (Loss), Before Tax:
Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(9,660)	9,561	17,862
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	1,674	11,054	16,229
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	708,206	(1,050,831)	(665,371)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	88,656	882,581	83,711
Other Post-Retirement Adjustment for Regulatory Proceeding	—	(7,351)	—
Other Comprehensive Income (Loss), Before Tax	788,876	(154,986)	(547,569)
Income Tax Expense (Benefit) Related to the Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(2,284)	2,169	4,072
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	411	2,574	3,762
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	214,270	(287,608)	(179,028)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	5,806	241,559	22,465
Income Tax Expense (Benefit) Related to Other Post-Retirement Adjustment for Regulatory Proceeding	—	(1,544)	—
Income Taxes — Net	218,203	(42,850)	(148,729)
Other Comprehensive Income (Loss)	570,673	(112,136)	(398,840)
Comprehensive Income (Loss)	$1,047,539	$453,885	$(35,193)
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	At September 30
	2023	2022
	(Thousands of dollars)
ASSETS
Property, Plant and Equipment	$13,635,303	$12,551,909
Less — Accumulated Depreciation, Depletion and Amortization	6,335,441	5,985,432
	7,299,862	6,566,477
Current Assets
Cash and Temporary Cash Investments	55,447	46,048
Hedging Collateral Deposits	—	91,670
Receivables — Net of Allowance for Uncollectible Accounts of $36,295 and $40,228, Respectively	160,601	361,626
Unbilled Revenue	16,622	30,075
Gas Stored Underground	32,509	32,364
Materials and Supplies - at average cost	48,989	40,637
Unrecovered Purchased Gas Costs	—	99,342
Other Current Assets	100,260	59,369
	414,428	761,131
Other Assets
Recoverable Future Taxes	69,045	106,247
Unamortized Debt Expense	7,240	8,884
Other Regulatory Assets	72,138	67,101
Deferred Charges	82,416	77,472
Other Investments	73,976	95,025
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	200,301	196,597
Fair Value of Derivative Financial Instruments	50,487	9,175
Other	4,891	2,677
	565,970	568,654
Total Assets	$8,280,260	$7,896,262
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value; Authorized - 200,000,000 Shares; Issued and Outstanding - 91,819,405 Shares and 91,478,064 Shares, Respectively	$91,819	$91,478
Paid In Capital	1,040,761	1,027,066
Earnings Reinvested in the Business	1,885,856	1,587,085
Accumulated Other Comprehensive Loss	(55,060)	(625,733)
Total Comprehensive Shareholders’ Equity	2,963,376	2,079,896
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,384,485	2,083,409
Total Capitalization	5,347,861	4,163,305
Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	287,500	60,000
Current Portion of Long-Term Debt	—	549,000
Accounts Payable	152,193	178,945
Amounts Payable to Customers	59,019	419
Dividends Payable	45,451	43,452
Interest Payable on Long-Term Debt	20,399	17,376
Customer Advances	21,003	26,108
Customer Security Deposits	28,764	24,283
Other Accruals and Current Liabilities	160,974	257,327
Fair Value of Derivative Financial Instruments	31,009	785,659
	806,312	1,942,569
Other Liabilities
Deferred Income Taxes	1,124,170	698,229
Taxes Refundable to Customers	268,562	362,098
Cost of Removal Regulatory Liability	277,694	259,947
Other Regulatory Liabilities	165,441	188,803
Other Post-Retirement Liabilities	2,915	3,065
Asset Retirement Obligations	165,492	161,545
Other Liabilities	121,813	116,701
	2,126,087	1,790,388
Commitments and Contingencies (Note L)	—	—
Total Capitalization and Liabilities	$8,280,260	$7,896,262
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2023	2022	2021
	(Thousands of dollars)
Operating Activities
Net Income Available for Common Stock	$476,866	$566,021	$363,647
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Assets	—	(12,736)	(51,066)
Impairment of Oil and Gas Producing Properties	—	—	76,152
Depreciation, Depletion and Amortization	409,573	369,790	335,303
Deferred Income Taxes	151,403	104,415	105,993
Premium Paid on Early Redemption of Debt	—	—	15,715
Stock-Based Compensation	20,630	19,506	17,065
Reduction of Other Post-Retirement Regulatory Liability	—	(18,533)	—
Other	19,647	31,983	10,896
Change in:
Receivables and Unbilled Revenue	213,579	(168,769)	(61,413)
Gas Stored Underground and Materials, Supplies and Emission Allowances	(8,406)	3,109	(2,014)
Unrecovered Purchased Gas Costs	99,342	(66,214)	(33,128)
Other Current Assets	(41,077)	291	(11,972)
Accounts Payable	(37,095)	11,907	31,352
Amounts Payable to Customers	58,600	398	(10,767)
Customer Advances	(5,105)	8,885	1,904
Customer Security Deposits	4,481	4,991	2,093
Other Accruals and Current Liabilities	(67,664)	34,260	34,314
Other Assets	(26,564)	(58,924)	1,250
Other Liabilities	(31,135)	(17,859)	(33,771)
Net Cash Provided by Operating Activities	1,237,075	812,521	791,553
Investing Activities
Capital Expenditures	(1,009,868)	(811,826)	(751,734)
Net Proceeds from Sale of Oil and Gas Producing Properties	—	254,439	—
Net Proceeds from Sale of Timber Properties	—	—	104,582
Sale of Fixed Income Mutual Fund Shares in Grantor Trust	10,000	30,000	—
Acquisition of Upstream Assets	(124,758)	—	—
Other	12,279	8,683	13,935
Net Cash Used in Investing Activities	(1,112,347)	(518,704)	(633,217)
Financing Activities
Proceeds from Issuance of Short-Term Note Payable to Bank	250,000	—	—
Repayment of Short-Term Note Payable to Bank	(250,000)	—	—
Net Change in Other Short-Term Notes Payable to Banks and Commercial Paper	227,500	(98,500)	128,500
Net Proceeds from Issuance of Long-Term Debt	297,306	—	495,267
Reduction of Long-Term Debt	(549,000)	—	(515,715)
Net Repurchases of Common Stock	(6,709)	(9,590)	(3,702)
Dividends Paid on Common Stock	(176,096)	(168,147)	(163,089)
Net Cash Used in Financing Activities	(206,999)	(276,237)	(58,739)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(82,271)	17,580	99,597
Cash, Cash Equivalents and Restricted Cash At Beginning of Year	137,718	120,138	20,541
Cash, Cash Equivalents and Restricted Cash At End of Year	$55,447	$137,718	$120,138
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$124,441	$124,312	$135,136
Income Taxes	$38,098	$16,680	$6,374
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$109,208	$120,262	$102,700
Non-Cash Contingent Consideration for Asset Sale	$—	$12,571	$—
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
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance, the majority of which is in the Utility segment, is determined based on historical experience, the age of customer accounts, other specific information about customer accounts, and the economic and regulatory environment. Account balances have historically been written off against the allowance approximately twelve months after the account is final billed or when it is anticipated that the receivable will not be recovered. During 2022 and 2021, final billings were suppressed in the Utility segment as a result of state shut-off moratoriums arising from the COVID-19 pandemic. Those moratoriums were lifted in 2022 which allowed for the resumption of final billings during 2022, thereby resulting in higher amounts being written off in 2023.
Activity in the allowance for uncollectible accounts are as follows:

	Year Ended September 30
	2023	2022	2021
	(Thousands)
Balance at Beginning of Year	$40,228	$31,639	$22,810
Additions Charged to Costs and Expenses	14,482	13,209	14,940
Add: Discounts on Purchased Receivables	1,380	1,314	1,168
Deduct: Net Accounts Receivable Written-Off	19,795	5,934	7,279
Balance at End of Year	$36,295	$40,228	$31,639
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On June 15, 2023, the PaPUC approved the Utility segment’s Pennsylvania rate jurisdiction’s use of a WNC as a five-year pilot program. The program is effective October 2023 and covers the eight-month period from October through May. Prior to October 2023, the Utility segment’s Pennsylvania rate jurisdiction did not have a WNC, causing weather variations to have a direct impact on the Pennsylvania rate jurisdiction’s revenues.
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
Property, Plant and Equipment
In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Company's capitalized costs relating to oil and gas producing activities, net of accumulated depreciation, depletion and amortization, were $2.4 billion and $1.9 billion at September 30, 2023 and 2022, respectively. For further discussion of capitalized costs, refer to Note N — Supplementary Information for Oil and Gas Producing Activities.
Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At September 30, 2023, the ceiling exceeded the book value of the oil and gas properties by approximately $794.7 million. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2023, 2022 and 2021, estimated future net cash flows were increased by $38.8 million, decreased by $1.0 billion and decreased by $76.1 million, respectively.
The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities, gathering lines and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility, Pipeline and Storage and Gathering segments at September 30, 2023.
Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries’ property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.
 Depreciation, Depletion and Amortization
For oil and gas properties, depreciation, depletion and amortization is computed based on quantities produced in relation to proved reserves using the units of production method. The cost of unproved oil and gas properties is excluded from this computation. Depreciation, depletion and amortization expense for oil and gas properties was $235.7 million, $202.4 million and $177.1 million for the years ended September 30, 2023, 2022 and 2021, respectively. For all other property, plant and equipment, depreciation and amortization is computed using the straight-line method in amounts sufficient to recover costs over the estimated useful lives of property in service. The following is a summary of depreciable plant by segment:

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of September 30
	2023	2022
	(Thousands)
Exploration and Production	$6,741,095	$6,088,476
Pipeline and Storage	2,803,690	2,747,948
Gathering	1,032,969	971,665
Utility	2,507,465	2,411,707
All Other and Corporate	15,787	13,712
	$13,101,006	$12,233,508
Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2023	2022	2021
Exploration and Production, per Mcfe(1)	$0.65	$0.59	$0.56
Pipeline and Storage	2.6%	2.7%	2.6%
Gathering	3.6%	3.6%	3.6%
Utility	2.7%	2.7%	2.7%
All Other and Corporate	2.9%	1.4%	3.4%

(1)Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets. As disclosed in Note N — Supplementary Information for Oil and Gas Producing Activities, depletion of oil and gas producing properties amounted to $0.63, $0.57 and $0.54 per Mcfe of production in 2023, 2022 and 2021, respectively.
Goodwill
The Company has recognized goodwill of $5.5 million as of September 30, 2023 and 2022 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2023, 2022 and 2021, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss and changes for the years ended September 30, 2023 and 2022, net of related tax effects, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Year Ended September 30, 2023
Balance at October 1, 2022	$(572,163)	$(53,570)	$(625,733)
Other Comprehensive Gains and Losses Before Reclassifications	493,936	(7,376)	486,560
Amounts Reclassified From Other Comprehensive Loss	82,850	1,263	84,113
Balance at September 30, 2023	$4,623	$(59,683)	$(55,060)
Year Ended September 30, 2022
Balance at October 1, 2021	$(449,962)	$(63,635)	$(513,597)
Other Comprehensive Gains and Losses Before Reclassifications	(763,223)	7,392	(755,831)
Amounts Reclassified From Other Comprehensive Loss	641,022	8,480	649,502
Other Post-Retirement Adjustment for Regulatory Proceeding	—	(5,807)	(5,807)
Balance at September 30, 2022	$(572,163)	$(53,570)	$(625,733)
The amounts included in accumulated other comprehensive loss related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service cost was $0.4 million at both September 30, 2023 and 2022. The total amount for accumulated losses was $59.3 million and $53.2 million at September 30, 2023 and 2022, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications Out of Accumulated Other Comprehensive Loss
The details about the reclassification adjustments out of accumulated other comprehensive loss for the years ended September 30, 2023 and 2022 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss for the Year Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$(88,015)	$(882,594)	Operating Revenues
Foreign Currency Contracts	(641)	13	Operating Revenues
Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans:
Prior Service Cost	(82)	(103)	(1)
Net Actuarial Loss	(1,592)	(10,951)	(1)
	(90,330)	(893,635)	Total Before Income Tax
	6,217	244,133	Income Tax Expense
	$(84,113)	$(649,502)	Net of Tax

(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note K — Retirement Plan and Other Post-Retirement Benefits for additional details.
Gas Stored Underground
In the Utility segment, gas stored underground in the amount of $32.4 million is carried at lower of cost or net realizable value, on a LIFO method. Based upon the average price of spot market gas purchased in September 2023, including transportation costs, the current cost of replacing this inventory of gas stored underground exceeded the amount stated on a LIFO basis by approximately $3.7 million at September 30, 2023.
Unamortized Debt Expense
Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment. At September 30, 2023, the remaining weighted average amortization period for such costs was approximately 4 years.
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
Consolidated Statement of Cash Flows
The components, as reported on the Company's Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Year Ended September 30
	2023	2022	2021	2020
Cash and Temporary Cash Investments	$55,447	$46,048	$31,528	$20,541
Hedging Collateral Deposits	—	91,670	88,610	—
Cash, Cash Equivalents, and Restricted Cash	$55,447	$137,718	$120,138	$20,541
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
Other Current Assets
The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2023	2022
	(Thousands)
Prepayments	$18,966	$17,757
Prepaid Property and Other Taxes	14,186	14,321
Federal Income Taxes Receivable	14,602	—
State Income Taxes Receivable	16,133	5,933
Regulatory Assets	36,373	21,358
	$100,260	$59,369
Other Accruals and Current Liabilities
The components of the Company’s Other Accruals and Current Liabilities are as follows:

	Year Ended September 30
	2023	2022
	(Thousands)
Accrued Capital Expenditures	$43,323	$64,720
Regulatory Liabilities	38,105	31,293
Liability for Royalty and Working Interests	17,679	86,206
Non-Qualified Benefit Plan Liability	13,052	17,474
Other	48,815	57,634
	$160,974	$257,327

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Customer Advances
The Company, primarily in its Utility segment, has balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month usage. At September 30, 2023 and 2022, customers in the balanced billing programs had advanced excess funds of $21.0 million and $26.1 million, respectively.
Customer Security Deposits
The Company, primarily in its Utility and Pipeline and Storage segments, oftentimes requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2023 and 2022, the Company had received customer security deposits amounting to $28.8 million and $24.3 million, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding during fiscal 2023, 2022 and/or 2021 were SARs, restricted stock units and performance shares. For the years ended September 30, 2023 and September 30, 2022, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 3,888 securities, 2,858 securities and 320,222 securities excluded as being antidilutive for the years ended September 30, 2023, 2022 and 2021, respectively.
Stock-Based Compensation
The Company has various stock award plans which provide or provided for the issuance of one or more of the following to key employees: SARs, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance units or performance shares. The Company follows authoritative guidance which requires the measurement and recognition of compensation cost at fair value for all share-based payments. SARs under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no SAR is exercisable less than one year or more than ten years after the date of each grant. The Company chose the Black-Scholes-Merton closed form model to calculate the compensation expense associated with SARs. For all Company stock awards, forfeitures are recognized as they occur.
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
Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied. Earned performance shares may be distributed in the form of shares of common stock of

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period. For performance shares based on a return on capital goal and greenhouse gas emissions reductions goal, the fair value at the date of grant of the performance shares is determined by multiplying the expected number of performance shares to be issued by the market value of Company common stock on the date of grant reduced by the present value of forgone dividends. For performance shares based on a total shareholder return goal, the Company uses the Monte Carlo simulation technique to estimate the fair value price at the date of grant.
Refer to Note H — Capitalization and Short-Term Borrowings under the heading “Stock Award Plans” for additional disclosures related to stock-based compensation awards for all plans.
Note B — Asset Acquisitions and Divestitures
On June 1, 2023, the Company completed its acquisition of certain upstream assets located primarily in Tioga County, Pennsylvania from SWN Production Company, LLC (“SWN”) for total consideration of $124.8 million. The purchase price, which reflects an effective date of January 1, 2023, was reduced for production revenues less expenses that were retained by SWN from the effective date to the closing date. As part of the transaction, the Company acquired approximately 34,000 net acres in an area that is contiguous with existing Company-owned upstream assets. This transaction was accounted for as an asset acquisition, and, as such, the purchase price was allocated to property, plant and equipment. The following is a summary of the asset acquisition in thousands:

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
On December 10, 2020, the Company completed the sale of substantially all timber properties in Pennsylvania to Lyme Emporium Highlands III LLC and Lyme Allegheny Land Company II LLC for net proceeds of $104.6 million. These assets were a component of the Company’s All Other category and did not have a major impact on the Company’s operations or financial results. After purchase price adjustments and transaction costs, a gain of $51.1 million was recognized on the sale of these assets. Since the sale did not

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

represent a strategic shift in focus for the Company, the financial results associated with operating these assets as well as the gain on sale have not been reported as discontinued operations. The sale completed the financing of a July 31, 2020 acquisition of certain upstream assets and midstream gathering assets in Pennsylvania.
Note C — Revenue from Contracts with Customers
The following tables provide a disaggregation of the Company's revenues for the years ended September 30, 2023 and 2022, presented by type of service from each reportable segment.

	Year Ended September 30, 2023
Revenues by Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Production of Natural Gas	$1,036,499	$—	$—	$—	$1,036,499	$—	$—	$1,036,499
Production of Crude Oil	2,261	—	—	—	2,261	—	—	2,261
Natural Gas Processing	1,203	—	—	—	1,203	—	—	1,203
Natural Gas Gathering Service	—	—	230,317	—	230,317	—	(216,426)	13,891
Natural Gas Transportation Service	—	291,225	—	98,304	389,529	—	(82,889)	306,640
Natural Gas Storage Service	—	84,962	—	—	84,962	—	(36,283)	48,679
Natural Gas Residential Sales	—	—	—	727,728	727,728	—	—	727,728
Natural Gas Commercial Sales	—	—	—	103,270	103,270	—	—	103,270
Natural Gas Industrial Sales	—	—	—	5,658	5,658	—	(7)	5,651
Other	6,507	3,004	—	508	10,019	—	(947)	9,072
Total Revenues from Contracts with Customers	1,046,470	379,191	230,317	935,468	2,591,446	—	(336,552)	2,254,894
Alternative Revenue Programs	—	—	—	6,892	6,892	—	—	6,892
Derivative Financial Instruments	(88,015)	—	—	—	(88,015)	—	—	(88,015)
Total Revenues	$958,455	$379,191	$230,317	$942,360	$2,510,323	$—	$(336,552)	$2,173,771

	Year Ended September 30, 2022
Revenues by Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Production of Natural Gas	$1,730,723	$—	$—	$—	$1,730,723	$—	$—	$1,730,723
Production of Crude Oil	150,957	—	—	—	150,957	—	—	150,957
Natural Gas Processing	3,511	—	—	—	3,511	—	—	3,511
Natural Gas Gathering Service	—	—	214,843	—	214,843	—	(202,757)	12,086
Natural Gas Transportation Service	—	289,967	—	106,495	396,462	—	(74,749)	321,713
Natural Gas Storage Service	—	84,565	—	—	84,565	—	(36,382)	48,183
Natural Gas Residential Sales	—	—	—	688,271	688,271	—	—	688,271
Natural Gas Commercial Sales	—	—	—	95,114	95,114	—	—	95,114
Natural Gas Industrial Sales	—	—	—	4,902	4,902	—	—	4,902
Other	7,867	2,512	—	(3,918)	6,461	6	(644)	5,823
Total Revenues from Contracts with Customers	1,893,058	377,044	214,843	890,864	3,375,809	6	(314,532)	3,061,283
Alternative Revenue Programs	—	—	—	7,357	7,357	—	—	7,357
Derivative Financial Instruments	(882,594)	—	—	—	(882,594)	—	—	(882,594)
Total Revenues	$1,010,464	$377,044	$214,843	$898,221	$2,500,572	$6	$(314,532)	$2,186,046

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $210.7 million for fiscal 2024; $184.0 million for fiscal 2025; $148.3 million for fiscal 2026; $123.3 million for fiscal 2027; $107.5 million for fiscal 2028; and $581.0 million thereafter.
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
Utility Segment Alternative Revenue Programs
As indicated in the revenue table shown above, the Company’s Utility segment has alternative revenue programs that are excluded from the scope of the authoritative guidance regarding revenue recognition. The NYPSC has authorized alternative revenue programs that are designed to mitigate the impact that weather and

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

conservation have on margin. The NYPSC and PaPUC have also authorized additional alternative revenue programs that adjust billings for the effects of broad external factors or to compensate the Company for demand-side management initiatives. These alternative revenue programs primarily allow the Company and customer to share in variances from imputed margins due to migration of transportation customers, allow for adjustments to the gas cost recovery mechanism for fluctuations in uncollectible expenses associated with gas costs, and allow the Company to pass on to customers costs associated with customer energy efficiency programs. In general, revenue is adjusted monthly for these programs and is collected from or passed back to customers within 24 months of the annual reconciliation period.
Note D — Leases
The Company follows authoritative guidance regarding lease accounting, which requires entities that lease the use of property, plant and equipment to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including leases classified as operating leases. The Company has elected to apply the following practical expedients provided in the authoritative guidance:
1.An election not to apply the recognition requirements in the new authoritative guidance to short-term leases (a lease that at commencement date has a lease term of one year or less);
2.A practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease (elected by asset-class).
Nature of Leases
The Company primarily leases building space and drilling rigs, and on a limited basis, compressor equipment and other miscellaneous assets. The Company determines if an arrangement is a lease at the inception of the arrangement. To the extent that an arrangement represents a lease, the Company classifies that lease as an operating or a finance lease in accordance with the authoritative guidance. The Company did not have any material finance leases as of September 30, 2023 or September 30, 2022. Aside from a sublease of office space at the Company’s corporate headquarters, which terminated April 30, 2022, the Company does not have any material arrangements where the Company is the lessor.
Buildings and Property
The Company enters into building and property rental agreements with third parties for office space, certain field locations and other properties used in the Company’s operations. Building and property leases include the Company’s corporate headquarters in Williamsville, New York, and Exploration and Production segment offices in Houston, Texas, and Pittsburgh, Pennsylvania. The primary non-cancelable terms of the Company’s building and property leases range from one month to sixteen years. Most building leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease terms from one year to eighteen years. Renewal options are included in the lease term if they are reasonably certain to be exercised. The agreements do not contain any material restrictive covenants.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Compressor Equipment
The Company enters into contracts for compressor services with third parties primarily to support its gathering system in Pennsylvania. The primary non-cancelable terms of the Company's compressor equipment leases range from 9 months to 5 years. Most compressor equipment leases include one or more options to renew or to continue past the primary term on a month-to-month basis, generally at the Company's sole discretion. Renewal options are included in the lease term if they are reasonably certain to be exercised.
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
Firm Transportation and Storage Contracts
The Company’s subsidiaries enter into long-term arrangements to both reserve firm transportation capacity on third party pipelines and provide firm transportation and storage services to third party shippers. The Company’s firm capacity contracts with third party shippers do not provide rights to use substantially all of the underlying pipeline or storage asset. As such, the Company has concluded that these arrangements are not leases under the authoritative guidance.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts Recognized in the Financial Statements
Operating lease costs, excluding those relating to drilling rig leases that are capitalized as part of oil and natural gas properties under the full cost method of accounting as well as certain equipment leases related to construction projects, are presented in Operations and Maintenance expense on the Consolidated Statement of Income. The following table summarizes the components of the Company’s total operating lease costs (in thousands):

	Year Ended September 30
	2023	2022
Operating Lease Expense	$7,484	$4,909
Variable Lease Expense(1)	507	462
Short-Term Lease Expense(2)	1,694	461
Sublease Income	—	(166)
Total Lease Expense	$9,685	$5,666

Lease Costs Recorded to Property, Plant and Equipment(3)	$24,018	$19,839

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
Right-of-use assets and lease liabilities are recognized at the commencement date of a leasing arrangement based on the present value of lease payments over the lease term. The weighted average remaining lease term was 6.1 years and 6.0 years as of September 30, 2023 and 2022, respectively. The weighted average discount rate was 5.48% and 3.92% as of September 30, 2023 and 2022, respectively.
The Company’s right-of-use operating lease assets are reflected as Deferred Charges on the Consolidated Balance Sheet. The corresponding operating lease liabilities are reflected in Other Accruals and Current Liabilities (current) and Other Liabilities (noncurrent). Short-term leases that have a lease term of one year or less are not recorded on the Consolidated Balance Sheet.
The following amounts related to operating leases were recorded on the Company’s Consolidated Balance Sheet (in thousands):

	Year Ended September 30
	2023	2022
Assets:
Deferred Charges	$39,664	$37,120

Liabilities:
Other Accruals and Current Liabilities	$9,969	$14,239
Other Liabilities	$29,510	$22,881
Cash paid for lease liabilities, reported in cash provided by operating activities on the Company’s Consolidated Statement of Cash Flows, was $9.7 million and $5.7 million for the years ended September 30, 2023 and 2022, respectively. The Company did not record any right-of-use assets in exchange for new lease liabilities during the years ended September 30, 2023 or 2022.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following schedule of operating lease liability maturities summarizes the undiscounted lease payments owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2023 (in thousands):

At September 30, 2023
2024	$10,187
2025	8,791
2026	6,557
2027	5,809
2028	5,195
Thereafter	9,971
Total Lease Payments	46,510
Less: Interest	(7,031)
Total Lease Liability	$39,479

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
The Company has recorded an asset retirement obligation representing plugging and abandonment costs associated with the Exploration and Production segment’s natural gas wells and has capitalized such costs in property, plant and equipment (i.e. the full cost pool). During fiscal 2021, this segment’s Appalachian operations were required to implement additional water testing on a portion of its assets, which contributed to an increase in the asset retirement obligation. This increase is the primary component of the Revisions of Estimates amount for fiscal 2021 shown in the table below.
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
The following is a reconciliation of the change in the Company’s asset retirement obligations:

	Year Ended September 30
	2023	2022	2021
	(Thousands)
Balance at Beginning of Year	$161,545	$209,639	$192,228
Liabilities Incurred	3,313	2,401	7,035
Revisions of Estimates	6,728	10,700	14,509
Liabilities Settled	(14,448)	(71,171)	(14,270)
Accretion Expense	8,354	9,976	10,137
Balance at End of Year	$165,492	$161,545	$209,639
Note F — Regulatory Matters
Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2023	2022
	(Thousands)
Regulatory Assets(1):
Pension Costs(2) (Note K)	$20,459	$11,677
Post-Retirement Benefit Costs(2) (Note K)	2,536	6,814
Recoverable Future Taxes (Note G)	69,045	106,247
Environmental Site Remediation Costs(2) (Note L)	—	3,646
Asset Retirement Obligations(2) (Note E)	19,384	18,517
Unamortized Debt Expense (Note A)	7,240	8,884
Other(3)	66,132	47,805
Total Regulatory Assets	184,796	203,590
Less: Amounts Included in Other Current Assets	(36,373)	(21,358)
Total Long-Term Regulatory Assets	$148,423	$182,232

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30
	2023	2022
	(Thousands)
Regulatory Liabilities:
Cost of Removal Regulatory Liability	$277,694	$259,947
Taxes Refundable to Customers (Note G)	268,562	362,098
Post-Retirement Benefit Costs(5) (Note K)	159,760	167,305
Pension Costs(4) (Note K)	—	8,242
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	59,019	419
Environmental Site Remediation Costs(4) (Note L)	619	—
Other(6)	43,167	44,549
Total Regulatory Liabilities	808,821	842,560
Less: Amounts included in Current and Accrued Liabilities	(97,124)	(31,712)
Total Long-Term Regulatory Liabilities	$711,697	$810,848

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
(2)Included in Other Regulatory Assets on the Consolidated Balance Sheets.
(3)$36,373 and $21,358 are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2023 and 2022, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $29,759 and $26,447 are included in Other Regulatory Assets on the Consolidated Balance Sheets at September 30, 2023 and 2022, respectively.
(4)Included in Other Regulatory Liabilities on the Consolidated Balance Sheets.
(5)$5,800 is included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at both September 30, 2023 and 2022, since such amounts are expected to be passed back to ratepayers in the next 12 months. $153,960 and $161,505 are included in Other Regulatory Liabilities on the Consolidated Balance Sheets at September 30, 2023 and 2022, respectively.
(6)$32,305 and $25,493 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at September 30, 2023 and 2022, respectively, since such amounts are expected to be passed back to ratepayers in the next 12 months. $10,862 and $19,056 are included in Other Regulatory Liabilities on the Consolidated Balance Sheets at September 30, 2023 and 2022, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New York Jurisdiction
Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017 ("2017 Rate Order"). The 2017 Rate Order provided for a return on equity of 8.7% and directed the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018. On October 31, 2023, Distribution Corporation made a filing with the NYPSC seeking an increase of $88.8 million in its total annual operating revenues for the projected rate year ending September 30, 2025, with a proposed effective date of October 1, 2024 that includes the maximum suspension period permitted under the New York Public Service Law ("2023 Rate Filing"). The Company is also proposing, among other things, to continue its leak prone pipe replacement program and to implement a number of initiatives that will facilitate achievement of the emissions reduction goals of the Climate Leadership and Community Protection Act.
The 2017 Rate Order authorized the Company to recover approximately $15 million annually for pension and OPEB expenses from customers. Because the Company’s future pension and OPEB costs were projected to be satisfied with existing funds held in reserve, in July 2022, Distribution Corporation made a filing with the NYPSC to effectuate a temporary pension and OPEB surcredit to customers to offset these amounts being collected in base rates effective October 1, 2022. On September 16, 2022, the NYPSC issued an order approving the filing. With the implementation of this surcredit, Distribution Corporation ceased funding the Retirement Plan and its VEBA trusts in its New York jurisdiction. The 2023 Rate Filing proposes to keep the rate recovery of pension and OPEB costs at zero in the rate year and reflect the $15 million of savings in new base delivery rates.
On August 13, 2021, the NYPSC issued an order extending the date through which qualified pipeline replacement costs incurred by the Company can be recovered using the existing system modernization tracker for two years (until March 31, 2023). On December 9, 2022, the Company filed a petition with the NYPSC to effectuate a system improvement tracker through which qualified pipeline replacement costs through September 30, 2024 would be tracked and recovered, and to recover certain deferred costs associated with the existing system modernization tracker, effective April 1, 2023. The NYPSC approved the petition by order dated March 17, 2023 contingent on the Company not filing a base rate case that would result in new rates becoming effective prior to October 1, 2024. The 2023 Rate Filing proposes to stop accruing and collecting revenues under its current system modernization and system improvement trackers and shift those revenues into the Company’s new base delivery rates. In the absence of a multi-year rate plan settlement, the Company is requesting that it be allowed to reinstate a tracking mechanism similar to the existing system modernization tracker.
Pennsylvania Jurisdiction
Distribution Corporation’s delivery rates effective through July 31, 2023 in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007. On October 28, 2022, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $28.1 million. A settlement involving all active parties to the proceeding was reached and filed with the PaPUC on April 13, 2023. The settlement provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million. The PaPUC approved the settlement in full, without modification or correction, on June 15, 2023 and new rates went into effect on August 1, 2023.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Note G — Income Taxes
The components of federal and state income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2023	2022	2021
	(Thousands)
Current Income Taxes —
Federal	$11,744	$—	$(10)
State	1,386	12,214	8,699
Deferred Income Taxes —
Federal	106,801	137,025	90,970
State	44,602	(32,610)	15,023
Total Income Taxes	$164,533	$116,629	$114,682
On July 8, 2022, House Bill 1342 was signed into law in Pennsylvania. The law reduces the corporate income tax rate to 8.99% for fiscal 2024. Starting with fiscal 2025, the rate is reduced by 0.5% annually until it reaches 4.99% for fiscal 2032. Under GAAP, the tax effects of a change in tax law must be recognized in the period in which the law is enacted. GAAP also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. During fiscal 2022, the Company's deferred income taxes were initially re-measured based upon the new tax rates. For the Company's non-rate regulated activities, the change in deferred income taxes was $28.4 million as of the enactment date and was recorded as a reduction to income tax expense. For the Company's rate regulated activities, the reduction in deferred income taxes of $37.2 million was recorded as a decrease to Recoverable Future Taxes of $19.8 million and an increase to Taxes Refundable to Customers of $17.4 million

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

during the quarter ended September 30, 2022. As the rate reduction occurs through fiscal 2032, an annual re-measurement will be made. This amount is reflected in State Income Taxes.
On August 16, 2022, the "Inflation Reduction Act" (IRA) was signed into law. The IRA, among other things, includes provisions to expand energy incentives and impose a corporate minimum tax. The provisions of the IRA did not have a material impact on the accompanying financial statements, although some of the provisions may be applicable in future years.
Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2023	2022	2021
	(Thousands)
U.S. Income Before Income Taxes	$641,399	$682,650	$478,329
Income Tax Expense, Computed at U.S. Federal Statutory Rate of 21%	$134,694	$143,357	$100,449
State Valuation Allowance (1)	—	(24,850)	(5,560)
State Income Taxes (2)	36,331	8,736	24,300
Amortization of Excess Deferred Federal Income Taxes	(6,053)	(5,184)	(5,215)
Plant Flow Through Items	(2,856)	(814)	(1,503)
Stock Compensation	957	820	2,239
Federal Tax Credits	(6)	(5,701)	(310)
Miscellaneous	1,466	265	282
Total Income Taxes	$164,533	$116,629	$114,682

(1)During fiscal 2022, the valuation allowance recorded against certain state deferred tax assets was removed. See discussion below.
(2)The state income tax expense shown above includes adjustments to the estimated state effective tax rates utilized in the calculation of deferred income taxes, including the Pennsylvania rate change discussed above.
Significant components of the Company’s deferred tax liabilities and assets were as follows:

	At September 30
	2023	2022
	(Thousands)
Deferred Tax Liabilities:
Unrealized Hedging Gains	$3,385	$—
Property, Plant and Equipment	1,178,893	954,757
Pension and Other Post-Retirement Benefit Costs	44,358	30,132
Other	21,470	48,893
Total Deferred Tax Liabilities	1,248,106	1,033,782
Deferred Tax Assets:
Unrealized Hedging Losses	—	(215,187)
Tax Loss and Credit Carryforwards	(33,744)	(50,686)
Pension and Other Post-Retirement Benefit Costs	(41,843)	(37,250)
Other	(48,349)	(32,430)
Total Deferred Tax Assets	(123,936)	(335,553)
Total Net Deferred Income Taxes	$1,124,170	$698,229

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of changes in valuation allowances for deferred tax assets:

	Year Ended September 30
	2023	2022	2021
	(Thousands)
Balance at Beginning of Year	$—	$57,645	$63,205
Additions	—	—	—
Deductions	—	57,645	5,560
Balance at End of Year	$—	$—	$57,645
A valuation allowance for deferred tax assets, including net operating losses and tax credits, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. The Company, at each reporting date, assesses the realizability of its deferred tax assets, including factors such as future taxable income, reversal of existing temporary differences, and tax planning strategies. The Company considers both positive and negative evidence related to the likelihood of the realization of the deferred tax assets. On June 30, 2022, the Company completed the sale of Seneca's California oil and gas assets to Sentinel Peak Resources California, LLC. As a result of the sale of the California oil and gas assets, the remaining deferred tax assets and valuation allowance of approximately $27.2 million related to the California net operating loss and tax credit carryforwards were written off, as the Company determined that there was a remote possibility for use as the Company no longer has California operations. During the quarter ended September 30, 2022, the valuation allowance was adjusted because of the Pennsylvania corporate income tax rate change remeasurement described above and for current activity, for a cumulative adjustment of $5.5 million. In addition, the Company determined there was sufficient positive evidence, despite a prior history of subsidiary tax losses, to conclude that it was more likely than not that the remaining state deferred tax assets would be realized. The conclusion was primarily related to the use of net operating losses in Pennsylvania in 2022 due to sustained strong operating results as well as the expectation for future forecasted earnings in Pennsylvania. The sale of California assets also resulted in higher apportionment of income to Pennsylvania on a prospective basis, which further supported realization of existing Pennsylvania net operating loss deferred tax assets. Accordingly, as of September 30, 2022, the Company reversed the remaining valuation allowance and recognized an income tax benefit of approximately $24.9 million.
Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $268.6 million and $362.1 million at September 30, 2023 and 2022, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of ratemaking practices, amounted to $69.0 million and $106.2 million at September 30, 2023 and 2022, respectively. The primary change in these was due to Distribution Corporation's rate settlement in Pennsylvania. For further discussion of Distribution Corporation rate matters, refer to Note F — Regulatory Matters.
The Company is in the Compliance Maintenance Phase of the IRS Compliance Assurance Process (“CAP”) for fiscal 2023. The CAP program is intended for taxpayers with a low risk of non-compliance who are cooperative and transparent with few, if any, material issues that require resolution. The federal statute of limitations remains open for fiscal 2020 and later years. The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries have state statutes of limitations that generally expire between three to four years from the date of filing of the income tax return. Net operating losses being carried forward from prior years remain subject to examination on a future return until they are utilized, upon which time the statute of limitation begins. The Company has no unrecognized tax benefits as of September 30, 2023, 2022, or 2021.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal 2009, preliminary consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property, subject to final guidance. The IRS released guidance on April 14, 2023, providing a natural gas transmission and distribution property safe harbor method of accounting (“NGSH method”) that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized or be allowable as deductions for repairs. The Company is planning to elect this change in tax accounting method with its consolidated tax return filing in the upcoming year and has reflected an estimate in the September 30, 2023 financial statements of what is intended to be treated as a repair for tax purposes rather than being capitalized. That estimate, which amounted to $99.5 million, has been recorded in Income Tax Expense.

Tax carryforwards available, prior to valuation allowance, at September 30, 2023, were as follows:

Jurisdiction	Tax Attribute	Amount (Thousands)	Expires
Pennsylvania	Net Operating Loss	$404,403	2031-2043
Federal	General Business Credits	$1,819	2042

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note H — Capitalization and Short-Term Borrowings
Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at September 30, 2020	90,955	$90,955	$1,004,158	$991,630		$(114,757)
Net Income Available for Common Stock				363,647
Dividends Declared on Common Stock ($1.80 Per Share)				(164,102)
Other Comprehensive Loss, Net of Tax						(398,840)
Share-Based Payment Expense(1)			15,297
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	227	227	(2,009)
Balance at September 30, 2021	91,182	91,182	1,017,446	1,191,175		(513,597)
Net Income Available for Common Stock				566,021
Dividends Declared on Common Stock ($1.86 Per Share)				(170,111)
Other Comprehensive Loss, Net of Tax						(112,136)
Share-Based Payment Expense(1)			17,699
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	296	296	(8,079)
Balance at September 30, 2022	91,478	91,478	1,027,066	1,587,085		(625,733)
Net Income Available for Common Stock				476,866
Dividends Declared on Common Stock ($1.94 Per Share)				(178,095)
Other Comprehensive Income, Net of Tax						570,673
Share-Based Payment Expense(1)			18,746
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	341	341	(5,051)
Balance at September 30, 2023	91,819	$91,819	$1,040,761	$1,885,856	(2)	$(55,060)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available for Common Stock, net of tax benefits.
(2)The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2023, $1.7 billion of accumulated earnings was free of such limitations.
Common Stock
The Company has various plans which allow shareholders, employees and others to purchase shares of the Company common stock. The National Fuel Gas Company Direct Stock Purchase and Dividend Reinvestment Plan allows shareholders to reinvest cash dividends and make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of the Company common stock without the payment of any brokerage commissions in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in the Company common stock, in addition to a variety of other investment alternatives. Generally, at the discretion of the Company, shares purchased under these plans are either original

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

issue shares purchased directly from the Company or shares purchased on the open market by an independent agent. During 2023, the Company did not issue any original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan or the Company's 401(k) plans.
During 2023, the Company issued 12,055 original issue shares of common stock as a result of SARs exercises, 119,147 original issue shares of common stock for restricted stock units that vested and 278,687 original issue shares of common stock for performance shares that vested. Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes. During 2023, 103,059 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, including the reinvestment of dividends for certain non-employee directors who elected to defer their shares pursuant to the dividend reinvestment feature of the Company's Deferred Compensation Plan for Directors and Officers (the "DCP"), as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 31,715 original issue shares of common stock during 2023. In addition, the Company issued 2,796 original issue shares of common stock to officers of the Company who elected to defer their shares pursuant to the dividend reinvestment features of the Company's DCP during 2023.
Stock Award Plans
The Company has various stock award plans which provide or provided for the issuance of one or more of the following to key employees: SARs, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance units or performance shares.
Stock-based compensation expense for the years ended September 30, 2023, 2022 and 2021 was approximately $18.6 million, $17.6 million and $15.2 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statements of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2023, 2022 and 2021 was approximately $2.4 million, $2.5 million and $2.4 million, respectively. A portion of stock-based compensation expense is subject to capitalization under IRS uniform capitalization rules. Stock-based compensation of $0.1 million was capitalized under these rules during each of the years ended September 30, 2023, 2022 and 2021. The tax benefit related to stock-based compensation exercises and vestings was $1.2 million for the year ended September 30, 2023.
Pursuant to registration statements for these plans, there were 1,510,900 shares available for future grant at September 30, 2023. These shares include shares available for future options, SARs, restricted stock and performance share grants.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SARs
Transactions for 2023 involving SARs for all plans are summarized as follows:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2022	72,008	$53.05
Granted in 2023	—	$—
Exercised in 2023	(72,008)	$53.05
Forfeited in 2023	—	$—
Expired in 2023	—	$—
Outstanding at September 30, 2023	—	$—	$—
SARs exercisable at September 30, 2023	—	$—	$—
The Company did not grant any SARs during the years ended September 30, 2022 and 2021. The Company’s SARs included both performance-based and nonperformance-based SARs, but the performance conditions associated with the performance-based SARs at the time of grant were all subsequently met. The SARs are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for SARs is the same as the accounting for stock options.
The total intrinsic value of SARs exercised during the years ended September 30, 2023 and 2022 totaled approximately $0.8 million and $2.0 million, respectively. During the year ended September 30, 2021, no SARs were exercised. There were no SARs that became fully vested during the years ended September 30, 2023, 2022 and 2021. The SARs that were outstanding at September 30, 2022 had been fully vested since fiscal 2017.
Restricted Stock Units
Transactions for 2023 involving nonperformance-based restricted stock units for all plans are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2022	347,427	$44.58
Granted in 2023	133,173	$58.10
Vested in 2023	(119,147)	$44.82
Forfeited in 2023	(19,267)	$46.88
Outstanding at September 30, 2023	342,186	$49.63
The Company also granted 128,950 and 172,513 nonperformance-based restricted stock units during the years ended September 30, 2022 and 2021, respectively. The weighted average fair value of such nonperformance-based restricted stock units granted in 2022 and 2021 was $54.10 per share and $37.98 per share, respectively. As of September 30, 2023, unrecognized compensation expense related to nonperformance-based restricted stock units totaled approximately $7.5 million, which will be recognized over a weighted average period of 2.2 years.
Vesting restrictions for the nonperformance-based restricted stock units outstanding at September 30, 2023 will lapse as follows: 2024 — 115,652 units; 2025 — 98,343 units; 2026 — 79,021 units; 2027 — 33,527 units; and 2028 — 15,643 units.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Shares
Transactions for 2023 involving performance shares for all plans are summarized as follows:

	Number of Performance Shares	Weighted Average Fair Value per Award
Outstanding at September 30, 2022	607,179	$48.60
Granted in 2023	202,259	$64.28
Vested in 2023	(278,687)	$42.58
Forfeited in 2023	(22,805)	$57.20
Change in Units Based on Performance Achieved	78,845	$40.69
Outstanding at September 30, 2023	586,791	$55.46
The Company also granted 195,397 and 309,470 performance shares during the years ended September 30, 2022 and 2021, respectively. The weighted average grant date fair value of such performance shares granted in 2022 and 2021 was $65.39 per share and $39.19 per share, respectively. As of September 30, 2023, unrecognized compensation expense related to performance shares totaled approximately $12.8 million, which will be recognized over a weighted average period of 1.7 years. Vesting restrictions for the outstanding performance shares at September 30, 2023 will lapse as follows: 2024 — 214,158 shares; 2025 — 179,320 shares; and 2026 — 193,313 shares.
The performance shares granted during the years ended September 30, 2023, 2022 and 2021 include awards that must meet a performance goal related to either relative return on capital over a three-year performance cycle ("ROC performance shares"), methane intensity and greenhouse gas emissions reductions over a three-year performance cycle ("ESG performance shares") or relative shareholder return over a three-year performance cycle ("TSR performance shares").
The performance goal over the respective performance cycles for the ROC performance shares granted during 2023, 2022 and 2021 is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”). Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve-month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database. The number of these ROC performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company. The fair value of the ROC performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award. The fair value is recorded as compensation expense over the vesting term of the award.
The performance goal over the respective performance cycles for the ESG performance shares granted during 2023 and 2022 consists of two parts: reductions in the rates of intensity of methane emissions for each of the Company's operating segments, and reduction of the consolidated Company's total greenhouse gas emissions. The Company's Compensation Committee set specific target levels for methane intensity rates and total greenhouse gas emissions, and the performance goal is intended to incentivize and reward performance to the extent management achieves methane intensity and greenhouse gas reduction targets making progress towards the Company's 2030 goals. The number of these ESG performance shares that will vest and be paid out will depend upon the number of methane intensity segment targets achieved and whether the Company meets the total greenhouse gas emissions target. The fair value of these ESG performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value is recorded as compensation expense over the vesting term of the award. There were no ESG performance shares granted in 2021.
The performance goal over the respective performance cycles for the TSR performance shares granted during 2023, 2022 and 2021 is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group. Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database. The number of these TSR performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company. The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award. This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award. In calculating the fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR performance shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR performance shares, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following assumptions were used in estimating the fair value of the TSR performance shares at the date of grant:

	Year Ended September 30
	2023	2022	2021
Risk-Free Interest Rate	4.03%	0.85%	0.19%
Remaining Term at Date of Grant (Years)	2.80	2.80	2.80
Expected Volatility	31.6%	29.7%	29.1%
Expected Dividend Yield (Quarterly)	N/A	N/A	N/A
Redeemable Preferred Stock
As of September 30, 2023, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.
Long-Term Debt
The outstanding long-term debt is as follows:

	At September 30
	2023	2022
	(Thousands)
Medium-Term Notes(1):
7.4% due June 2025	$50,000	$99,000
Notes(1)(2)(3):
2.95% to 5.50% due July 2025 to March 2031	2,350,000	2,550,000
Total Long-Term Debt	2,400,000	2,649,000
Less Unamortized Discount and Debt Issuance Costs	15,515	16,591
Less Current Portion(4)	—	549,000
	$2,384,485	$2,083,409

(1)The Medium-Term Notes and Notes are unsecured.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)The holders of these notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade.
(3)The interest rate payable on $300.0 million of 4.75% notes, $300.0 million of 3.95% notes, $500.0 million of 2.95% notes and $300.0 million of 5.50% notes will be subject to adjustment from time to time, with a maximum of 2.00%, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to below investment grade (or if the credit rating assigned to the notes is subsequently upgraded). The interest rate payable on $500.0 million of 5.50% notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 7.50%, if there is a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company's credit rating is subsequently upgraded.
(4)None of the Company's long-term debt as of September 30, 2023 had a maturity date within the following twelve-month period. Current Portion of Long-Term Debt at September 30, 2022 consisted of $500.0 million of 3.75% notes and $49.0 million of 7.395% notes. The Company redeemed $150.0 million of the 3.75% notes on November 25, 2022 using a portion of the proceeds from short-term borrowings, as discussed below. In March 2023, the Company redeemed the remaining $350.0 million of the 3.75% notes as well as the $49.0 million of 7.395% notes.
On May 18, 2023, the Company issued $300.0 million of 5.50% notes due October 1, 2026. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $297.3 million. The proceeds of this debt issuance were used for general corporate purposes, including to repay all indebtedness under the $250.0 million unsecured committed delayed draw term loan under the 364-Day Credit Agreement, discussed below.
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
As of September 30, 2023, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: zero in 2024, $500.0 million in 2025, $500.0 million in 2026, $600.0 million in 2027, $300.0 million in 2028, and $500.0 million thereafter.
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
On June 30, 2022, the Company entered into a 364-Day Credit Agreement with a syndicate of five banks, all of which are also lenders under the Credit Agreement. The 364-Day Credit Agreement provided an additional $250.0 million unsecured committed delayed draw term loan credit facility with a maturity date of June 29, 2023. The Company elected to draw $250.0 million under the facility on October 27, 2022. The Company used the proceeds for general corporate purposes, which included using $150.0 million for the

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

November 25, 2022 redemption of a portion of the Company's outstanding long-term debt with a maturity date of March 1, 2023. All indebtedness under the 364-Day Credit Agreement was repaid on May 18, 2023.
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
At September 30, 2023, the Company had outstanding commercial paper of $287.5 million with a weighted average interest rate on the commercial paper of 6.13%. The Company did not have any outstanding short-term notes payable to banks at September 30, 2023. At September 30, 2022, the Company had outstanding short-term notes payable to banks of $60.0 million, all of which was issued under the Credit Agreement, with an interest rate of 4.02%. The Company did not have any outstanding commercial paper at September 30, 2022.
Debt Restrictions
The Credit Agreement provides that the Company's debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since July 1, 2018, the Company recorded non-cash, after-tax ceiling test impairments totaling $381.4 million. As a result, at September 30, 2023, $190.7 million was added back to the Company's total capitalization for purposes of the calculation under the Credit Agreement. On May 3, 2022, the Company entered into Amendment No. 1 to the Credit Agreement with the same twelve banks under the initial Credit Agreement. The amendment further modified the definition of consolidated capitalization, for purposes of calculating the debt to capitalization ratio under the Credit Agreement, to exclude, beginning with the quarter ended June 30, 2022, all unrealized gains or losses on commodity-related derivative financial instruments and up to $10 million in unrealized gains or losses on other derivative financial instruments included in Accumulated Other Comprehensive Income (Loss) within Total Comprehensive Shareholders' Equity on the Company's consolidated balance sheet. Under the Credit Agreement, such unrealized losses will not negatively affect the calculation of the debt to capitalization ratio, and such unrealized gains will not positively affect the calculation. At September 30, 2023, the Company’s debt to capitalization ratio, as calculated under the Credit Agreement was 0.46. The constraints specified in the Credit Agreement would have permitted an additional $3.17 billion in short-term and/or long-term debt to be outstanding at September 30, 2023 before the Company’s debt to capitalization ratio exceeded 0.65.
A downgrade in the Company’s credit ratings could increase borrowing costs, negatively impact the availability of capital from banks, commercial paper purchasers and other sources, and require the Company's subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. If the Company is not able to maintain investment grade credit ratings, it may not be able to access commercial paper markets. However, the Company expects that it could borrow under its credit facilities or rely upon other liquidity sources.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity.
In order to issue incremental long-term debt, the Company must meet an interest coverage test under its existing indenture covenants. In general, the Company’s operating income, subject to certain adjustments, over a consecutive 12-month period within the 15 months preceding the debt issuance, must be not less than two times the total annual interest charges on the Company’s long-term debt, taking into account the incremental issuance. In addition, taking into account the incremental issuance, and using a pro forma balance sheet as of the last day of the 12-month period used in the interest coverage test, the Company must maintain a ratio of long-term debt to consolidated assets (as defined under the indenture) of not more than 60%. Under the Company's existing indenture covenants at September 30, 2023, the Company would have been permitted to issue up to a maximum of approximately $3.43 billion in additional unsubordinated long-term indebtedness at then current market interest rates, in addition to being able to issue new indebtedness to replace existing debt (further limited by the debt to capitalization ratio constraint under the Company's Credit Agreement, as discussed above). The Company's present liquidity position is believed to be adequate to satisfy known demands. It is possible, depending on amounts reported in various income statement and balance sheet line items, that the indenture covenants could, for a period of time, prevent the Company from issuing incremental unsubordinated long-term debt, or significantly limit the amount of such debt that could be issued. Losses incurred as a result of significant impairments of oil and gas properties have in the past resulted in such temporary restrictions. The indenture covenants would not preclude the Company from issuing new long-term debt to replace existing long-term debt, or from issuing additional short-term debt. Please refer to Part II, Item 7, Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $50.0 million (or 2.1%) of the Company’s long-term debt (as of September 30, 2023) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
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
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2023 and 2022. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At Fair Value as of September 30, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$39,332	$—	$—	$—	$39,332
Derivative Financial Instruments:
Over the Counter Swaps — Gas	—	65,800	—	(37,508)	28,292
Over the Counter No Cost Collars — Gas	—	30,966	—	(14,745)	16,221
Contingent Consideration for Asset Sale	—	7,277	—	—	7,277
Foreign Currency Contracts	—	150	—	(1,453)	(1,303)
Other Investments:
Balanced Equity Mutual Fund	15,837	—	—	—	15,837
Fixed Income Mutual Fund	15,897	—	—	—	15,897
Total	$71,066	$104,193	$—	$(53,706)	$121,553
Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps — Gas	$—	$68,311	$—	$(37,508)	$30,803
Over the Counter No Cost Collars — Gas	—	14,950	—	(14,745)	205
Foreign Currency Contracts	—	1,454	—	(1,453)	1
Total	$—	$84,715	$—	$(53,706)	$31,009
Total Net Assets/(Liabilities)	$71,066	$19,478	$—	$—	$90,544

	At Fair Value as of September 30, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$35,015	$—	$—	$—	$35,015
Hedging Collateral Deposits	91,670	—	—	—	91,670
Derivative Financial Instruments:
Over the Counter Swaps — Gas	—	5,177	—	(4,178)	999
Contingent Consideration for Asset Sale	—	8,176	—	—	8,176
Foreign Currency Contracts	—	128	—	(128)	—
Other Investments:
Balanced Equity Mutual Fund	19,506	—	—	—	19,506
Fixed Income Mutual Fund	33,348	—	—	—	33,348
Total	$179,539	$13,481	$—	$(4,306)	$188,714
Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps — Gas	$—	$517,464	$—	$(4,178)	$513,286
Over the Counter No Cost Collars — Gas	—	270,453	—	—	270,453
Foreign Currency Contracts	—	2,048	—	(128)	1,920
Total	$—	$789,965	$—	$(4,306)	$785,659
Total Net Assets/(Liabilities)	$179,539	$(776,484)	$—	$—	$(596,945)

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Financial Instruments
At September 30, 2023, the derivative financial instruments reported in Level 2 consist of natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company's Exploration and Production segment. Hedging collateral deposits of $91.7 million at September 30, 2022, which were associated with the price swap agreements, no cost collars and foreign currency contracts, have been reported in Level 1. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.
The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2023, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
Derivative financial instruments reported in Level 2 at September 30, 2023 and September 30, 2022 also includes the contingent consideration associated with the sale of the Exploration and Production segment's California assets on June 30, 2022, which is discussed at Note B — Asset Acquisitions and Divestitures and at Note J — Financial Instruments. The fair value of the contingent consideration was calculated using a Monte Carlo simulation model that uses observable inputs, including the ICE Brent closing price as of the valuation date, initial and max trigger price, volatility, risk free rate, time of maturity and counterparty risk.
For the years ended September 30, 2023 and 2022, there were no assets or liabilities measured at fair value and classified as Level 3.
Note J — Financial Instruments
Long-Term Debt
The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

	At September 30
	2023 Carrying Amount	2023 Fair Value	2022 Carrying Amount	2022 Fair Value
	(Thousands)
Long-Term Debt	$2,384,485	$2,210,478	$2,632,409	$2,453,209
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
Other Investments
The components of the Company's Other Investments are as follows (in thousands):

	At September 30
	2023	2022
	(Thousands)
Life Insurance Contracts	$42,242	$42,171
Equity Mutual Fund	15,837	19,506
Fixed Income Mutual Fund	15,897	33,348
	$73,976	$95,025
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
Derivative Financial Instruments
The Company uses derivative financial instruments to manage commodity price risk in the Exploration and Production segment. The Company enters into over-the-counter no cost collar and swap agreements for natural gas to manage the price risk associated with forecasted sales of natural gas. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. These instruments are accounted for as cash flow hedges. The duration of the Company’s cash flow hedges does not typically exceed 5 years while the foreign currency forward contracts do not exceed 7 years.
On June 30, 2022, the Company completed the sale of Seneca’s California assets. Under the terms of the purchase and sale agreement, the Company can receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated as $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The Company has determined that this contingent consideration meets the definition of a derivative under the authoritative accounting guidance. Changes in the fair value of this contingent consideration are marked-to-market each reporting period, with changes in fair value recognized in Other Income (Deductions) on the Consolidated Statement of Income. The fair value of this contingent consideration was estimated to be $7.3 million and $8.2 million at September 30, 2023 and September 30, 2022, respectively. A $0.9 million mark-to-market adjustment was recorded during the year ended September 30, 2023.
The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at September 30, 2023 and September 30, 2022.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2023, the Company had 411.3 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.
As of September 30, 2023, the Company was hedging a total of $56.9 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.
As of September 30, 2023, the Company had $4.6 million of net hedging gains after taxes included in the accumulated other comprehensive income (loss) balance. Of this amount, it is expected that $11.5 million of unrealized gains after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings. The remaining unrealized losses will be being reclassified into the Consolidated Statement of Income in subsequent periods.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Year Ended September 30, 2023 and 2022 (Dollar Amounts in Thousands)
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
Statement of Income
for the Year Ended
				September 30,
	2023	2022		2023	2022
Commodity Contracts	$708,234	$(1,048,200)	Operating Revenue	$(88,015)	$(882,594)	(1)
Foreign Currency Contracts	(28)	(2,631)	Operating Revenue	(641)	13
Total	$708,206	$(1,050,831)		$(88,656)	$(882,581)

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
Credit Risk
The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over the-counter swap positions, no cost collars and applicable foreign currency forward contracts with nineteen counterparties of which eleven are in a net gain position. On average, the Company had $3.9 million of credit exposure per counterparty in a gain position at September 30, 2023. The maximum credit exposure per counterparty in a gain position at September 30, 2023 was $16.1 million. As of September 30, 2023, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.
As of September 30, 2023, sixteen of the nineteen counterparties to the Company’s outstanding derivative financial contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative financial instrument contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required. At September 30, 2023, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $7.7 million according to the Company's internal model (discussed in Note I — Fair Value Measurements) and no hedging collateral deposits were required to be posted by the Company at September 30, 2023. Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.
The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.
Note K — Retirement Plan and Other Post-Retirement Benefits
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan). The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $5.7 million, $5.3 million and $4.8 million for the years ended September 30, 2023, 2022 and 2021, respectively. Costs associated with the Company’s contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $8.2 million, $7.8 million and $7.2 million for the years ended September 30, 2023, 2022 and 2021, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(from previous years) that have not been reflected in net periodic benefit costs. The expected return on other post-retirement benefit assets (i.e. the VEBA trusts and 401(h) accounts), which is a component of net periodic benefit cost shown in the tables below, is applied to the fair value of assets as of the measurement date.
Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement benefits are shown in the tables below. The components of net periodic benefit cost other than service cost are presented in Other Income (Deductions) on the Consolidated Statements of Income. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30 for fiscal years 2023, 2022 and 2021.

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2023	2022	2021	2023	2022	2021
	(Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$813,828	$1,098,456	$1,139,105	$299,283	$431,213	$476,722
Service Cost	5,187	8,758	9,865	587	1,328	1,602
Interest Cost	42,516	22,827	21,686	15,648	9,066	9,303
Plan Participants’ Contributions	—	—	—	3,297	3,271	3,216
Retiree Drug Subsidy Receipts	—	—	—	2,969	312	1,244
Actuarial Gain	(27,313)	(251,173)	(8,141)	(20,789)	(120,276)	(34,729)
Benefits Paid	(65,468)	(65,040)	(64,059)	(26,717)	(25,631)	(26,145)
Benefit Obligation at End of Period	$768,750	$813,828	$1,098,456	$274,278	$299,283	$431,213
Change in Plan Assets
Fair Value of Assets at Beginning of Period	$845,205	$1,095,729	$1,016,796	$461,438	$575,565	$547,885
Actual Return on Plan Assets	4,975	(205,884)	122,992	17,449	(94,849)	47,541
Employer Contributions	—	20,400	20,000	235	3,082	3,068
Plan Participants’ Contributions	—	—	—	3,297	3,271	3,216
Benefits Paid	(65,468)	(65,040)	(64,059)	(26,717)	(25,631)	(26,145)
Fair Value of Assets at End of Period	$784,712	$845,205	$1,095,729	$455,702	$461,438	$575,565
Net Amount Recognized at End of Period (Funded Status)	$15,962	$31,377	$(2,727)	$181,424	$162,155	$144,352
Amounts Recognized in the Balance Sheets Consist of:
Non-Current Liabilities	$—	$—	$(2,727)	$(2,915)	$(3,065)	$(4,799)
Non-Current Assets	15,962	31,377	—	184,339	165,220	149,151
Net Amount Recognized at End of Period	$15,962	$31,377	$(2,727)	$181,424	$162,155	$144,352
Accumulated Benefit Obligation	$751,912	$793,555	$1,060,659	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	5.99%	5.57%	2.75%	5.99%	5.56%	2.76%
Rate of Compensation Increase	4.60%	4.60%	4.70%	4.60%	4.60%	4.70%

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2023	2022	2021	2023	2022	2021
	(Thousands)
Components of Net Periodic Benefit Cost
Service Cost	$5,187	$8,758	$9,865	$587	$1,328	$1,602
Interest Cost	42,516	22,827	21,686	15,648	9,066	9,303
Expected Return on Plan Assets	(66,593)	(52,294)	(58,148)	(25,612)	(29,359)	(28,964)
Amortization of Prior Service Cost (Credit)	436	537	631	(429)	(429)	(429)
Recognition of Actuarial (Gain) Loss(1)	(7,680)	26,405	36,814	(8,755)	(7,610)	849
Net Amortization and Deferral for Regulatory Purposes	21,512	16,854	14,063	15,157	21,340	28,010
Net Periodic Benefit Cost (Income)	$(4,622)	$23,087	$24,911	$(3,404)	$(5,664)	$10,371
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Effective Discount Rate for Benefit Obligations	5.57%	2.75%	2.66%	5.56%	2.76%	2.71%
Effective Rate for Interest on Benefit Obligations	5.45%	2.14%	1.96%	5.45%	2.17%	2.01%
Effective Discount Rate for Service Cost	5.49%	2.95%	3.01%	5.35%	3.00%	3.20%
Effective Rate for Interest on Service Cost	5.53%	2.70%	2.60%	5.47%	2.93%	2.98%
Expected Return on Plan Assets	6.90%	5.20%	6.00%	5.70%	5.20%	5.40%
Rate of Compensation Increase	4.60%	4.70%	4.70%	4.60%	4.70%	4.70%

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
In addition to the Retirement Plan discussed above, the Company also has Non-Qualified benefit plans that cover a group of management employees whose income level has exceeded certain IRS thresholds or who have been designated as participants by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit costs associated with these plans were $8.3 million, $8.9

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million and $8.3 million in 2023, 2022 and 2021, respectively. The components of net periodic benefit cost other than service costs associated with these plans are presented in Other Income (Deductions) on the Consolidated Statements of Income. The accumulated benefit obligations for the plans were $58.5 million, $64.9 million and $76.9 million at September 30, 2023, 2022 and 2021, respectively. The projected benefit obligations for the plans were $69.5 million, $77.2 million and $95.8 million at September 30, 2023, 2022 and 2021, respectively. At September 30, 2023, $13.1 million of the projected benefit obligation is recorded in Other Accruals and Current Liabilities and the remaining $56.4 million is recorded in Other Liabilities on the Consolidated Balance Sheets. At September 30, 2022, $17.5 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $59.7 million was recorded in Other Liabilities on the Consolidated Balance Sheets. At September 30, 2021, $15.4 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $80.4 million was recorded in Other Liabilities on the Consolidated Balance Sheets. The weighted average discount rates for these plans were 5.91%, 5.49% and 2.15% as of September 30, 2023, 2022 and 2021, respectively and the weighted average rate of compensation increase for these plans was 8.00% as of September 30, 2023, 2022 and 2021.
The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2023, as well as the changes in such amounts during 2023, are presented in the table below:

	Retirement Plan	Other Post-Retirement Benefits	Non-Qualified Benefit Plans
	(Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Gain (Loss)	$(128,118)	$18,440	$(17,286)
Prior Service (Cost) Credit	(2,036)	1,115	—
Net Amount Recognized	$(130,154)	$19,555	$(17,286)
Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2023(1)
Increase in Actuarial Gain (Loss), excluding amortization(2)	$(34,305)	$12,626	$(2,139)
Change due to Amortization of Actuarial (Gain) Loss	(7,680)	(8,755)	3,572
Prior Service (Cost) Credit	436	(429)	—
Net Change	$(41,549)	$3,442	$1,433

(1)Amounts presented are shown before recognizing deferred taxes.
(2)Amounts presented include the impact of actuarial gains/losses related to return on assets, as well as the Actuarial Loss amounts presented in the Change in Benefit Obligation.
In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2023, the Company recorded a $28.7 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $8.0 million (pre-tax) decrease to Accumulated Other Comprehensive Income.
The effect of the discount rate change for the Retirement Plan in 2023 was to decrease the projected benefit obligation of the Retirement Plan by $28.4 million. The mortality improvement projection scale was updated, which decreased the projected benefit obligation of the Retirement Plan in 2023 by $0.7 million. Other actuarial experience increased the projected benefit obligation for the Retirement Plan in 2023 by $1.8 million. The effect of the discount rate change for the Retirement Plan in 2022 was to decrease the projected

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

benefit obligation of the Retirement Plan by $262.2 million. The effect of the discount rate change for the Retirement Plan in 2021 was to decrease the projected benefit obligation of the Retirement Plan by $11.2 million.
The Company did not make any cash contributions to the Retirement Plan during the year ended September 30, 2023. The Company expects that the annual contribution to the Retirement Plan in 2024 will be in the range of zero to $5.0 million.
The following Retirement Plan benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan during the next five years and the five years thereafter: $67.9 million in 2024; $67.4 million in 2025; $66.9 million in 2026; $66.2 million in 2027; $65.5 million in 2028; and $310.4 million in the five years thereafter.
The effect of the discount rate change in 2023 was to decrease the other post-retirement benefit obligation by $10.7 million. The mortality improvement projection scale was updated, which decreased the other post-retirement benefit obligation in 2023 by $0.4 million. The health care cost trend rates were updated, which increased the other post-retirement benefit obligation in 2023 by $3.2 million. Other actuarial experience decreased the other post-retirement benefit obligation in 2023 by $12.9 million, the majority of which was attributable to a revision in assumed per-capita claims cost, premiums, retiree contributions and retiree drug subsidy assumptions based on actual experience.
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
The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows (dollars in thousands):

	Benefit Payments	Subsidy Receipts
2024	$25,334	$(1,787)
2025	$25,479	$(1,881)
2026	$25,466	$(1,969)
2027	$25,389	$(2,039)
2028	$25,260	$(2,091)
2029 through 2033	$120,390	$(10,896)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates as of September 30 were:

	2023		2022		2021
Rate of Medical Cost Increase for Pre Age 65 Participants	6.25%	(1)	5.30%	(2)	5.38%	(2)
Rate of Medical Cost Increase for Post Age 65 Participants	5.00%	(1)	4.84%	(2)	4.84%	(2)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	6.85%	(1)	6.29%	(2)	6.53%	(2)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	5.00%	(1)	4.84%	(2)	4.84%	(2)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	6.60%	(1)	5.96%	(2)	6.15%	(2)

(1)It was assumed that this rate would gradually decline to 4% by 2048.
(2)It was assumed that this rate would gradually decline to 4% by 2046.
The Company did not make any cash contributions to its VEBA trusts during the year ended September 30, 2023. In addition, the Company made direct payments of $0.2 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2023. The Company does not expect to make any contributions to its VEBA trusts in 2024.
Investment Valuation
The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note I — Fair Value Measurements for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2023 and 2022, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall, based on the lowest level input that is significant to the fair value measurement in its entirety (dollars in thousands):

	At September 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(7)
Retirement Plan Investments
Domestic Equities(1)	$37,611	$37,611	$—	$—	$—
International Equities(2)	—	—	—	—	—
Global Equities(3)	36,088	—	—	—	36,088
Domestic Fixed Income(4)	612,820	—	556,504	—	56,316
International Fixed Income(5)	7,778	—	7,778	—	—
Real Estate (6)	123,859	—	—	—	123,859
Cash Held in Collective Trust Funds	36,800	—	—	—	36,800
Total Retirement Plan Investments	854,956	37,611	564,282	—	253,063
401(h) Investments	(73,319)	(3,212)	(48,184)	—	(21,923)
Total Retirement Plan Investments (excluding 401(h) Investments)	$781,637	$34,399	$516,098	$—	$231,140
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	3,075
Total Retirement Plan Assets	$784,712

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(7)
Retirement Plan Investments
Domestic Equities(1)	$41,633	$41,633	$—	$—	$—
International Equities(2)	1,363	—	—	—	1,363
Global Equities(3)	44,434	—	—	—	44,434
Domestic Fixed Income(4)	658,833	—	579,606	—	79,227
International Fixed Income(5)	7,782	—	7,782	—	—
Real Estate (6)	140,739	—	—	—	140,739
Cash Held in Collective Trust Funds	17,388	—	—	—	17,388
Total Retirement Plan Investments	912,172	41,633	587,388	—	283,151
401(h) Investments	(73,044)	(3,310)	(46,694)	—	(23,040)
Total Retirement Plan Investments (excluding 401(h) Investments)	$839,128	$38,323	$540,694	$—	$260,111
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	6,077
Total Retirement Plan Assets	$845,205

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
(6)Real Estate consists of investments held in a collective trust fund and a real estate investment trust.
(7)Reflects the authoritative guidance related to investments measured at net asset value (NAV).

	At September 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Global Equities	$72,285	$—	$—	$—	$72,285
Exchange Traded Funds — Fixed Income	289,666	289,666	—	—	—
Cash Held in Collective Trust Funds	9,637	—	—	—	9,637
Total VEBA Trust Investments	371,588	289,666	—	—	81,922
401(h) Investments	73,319	3,212	48,184	—	21,923
Total Investments (including 401(h) Investments)	$444,907	$292,878	$48,184	$—	$103,845
Miscellaneous Accruals (including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	10,795
Total Other Post-Retirement Benefit Assets	$455,702

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Global Equities	$104,554	$—	$—	$—	$104,554
Exchange Traded Funds — Fixed Income	270,581	270,581	—	—	—
Cash Held in Collective Trust Funds	10,635	—	—	—	10,635
Total VEBA Trust Investments	385,770	270,581	—	—	115,189
401(h) Investments	73,044	3,310	46,694	—	23,040
Total Investments (including 401(h) Investments)	$458,814	$273,891	$46,694	$—	$138,229
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	2,624
Total Other Post-Retirement Benefit Assets	$461,438

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
The following tables provide a reconciliation of the beginning and ending balances of the Retirement Plan and other post-retirement benefit assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3). For the years ended September 30, 2023 and September 30, 2022, there were no transfers from Level 1 to Level 2. In addition, as shown in the following tables, there were no transfers in or out of Level 3.

	Retirement Plan Level 3 Assets (Thousands)
	Real Estate	Excluding 401(h) Investments	Total
Balance at September 30, 2021	$319	$(24)	$295
Unrealized Gains/(Losses)	234	(18)	216
Sales	(553)	42	(511)
Balance at September 30, 2022	—	—	—
Unrealized Gains/(Losses)	—	—	—
Sales	—	—	—
Balance at September 30, 2023	$—	$—	$—

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Post-Retirement Benefit Level 3 Assets (Thousands)
401(h) Investments

Balance at September 30, 2021	$24
Unrealized Gains/(Losses)	18
Sales	(42)
Balance at September 30, 2022	—
Unrealized Gains/(Losses)	—
Sales	—
Balance at September 30, 2023	$—
The Company’s assumption regarding the expected long-term rate of return on plan assets is 7.40% (Retirement Plan) and 6.00% (other post-retirement benefits), effective for fiscal 2024. The return assumption reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes projected capital market conditions and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets.
The long-term investment objective of the Retirement Plan trust, the VEBA trusts and the 401(h) accounts is to achieve the target total return in accordance with the Company’s risk tolerance. Assets are diversified utilizing a mix of equities, fixed income and other securities (including real estate). Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The assets of the Retirement Plan trust, VEBA trusts and the 401(h) accounts have no significant concentrations of risk in any one country (other than the United States), industry or entity. In fiscal 2021 and fiscal 2022, capital market conditions led to significant improvements in the funded status of the Retirement Plan. As a result, the Company reduced the return seeking portion of its assets during both years, particularly equity securities and return seeking fixed income securities, held in the Retirement Plan, and increased its allocation to hedging fixed income securities in conjunction with the Company’s liability driven investment strategy. The actual asset allocations as of September 30, 2023 are noted in the table above, and such allocations are subject to change, but the majority of the assets will remain hedging fixed income assets. Given the level of the VEBA trust and 401(h) assets in relation to the Other Post-Retirement Benefits, the majority of those assets are and will remain in fixed income securities.
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
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2023, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $3.7 million. The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at September 30, 2023. The Company has recovered its environmental clean-up costs through rate recovery and is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.
Northern Access Project
On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access project described herein. Shortly thereafter, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received in January of 2017). Subsequently, FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order and FERC's decisions were appealed. The Second Circuit Court of Appeals issued an order upholding the FERC waiver orders. In addition, in the Company's state court litigation challenging the NYDEC's actions with regard to various state permits, the New York State Supreme Court issued a decision finding these permits to be preempted. The Company remains committed to the project and, on June 29, 2022, received an extension of time from FERC, until December 31, 2024, to construct the project, which is the subject of an ongoing appeal at the U.S. Court of Appeals for the D.C. Circuit. As of September 30, 2023, the Company has spent approximately $55.9 million on the project, all of which is recorded on the balance sheet.
Other
The Company, in its Utility segment and Exploration and Production segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as follows: $201.7 million in 2024, $91.1 million in 2025, $113.8 million in 2026, $118.3 million in 2027, $121.7 million in 2028 and $768.9 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.
The Company, in its Pipeline and Storage segment, Gathering segment and Utility segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system modernization and expansion projects. As of September 30, 2023, the future contractual commitments related to the system modernization and expansion projects are $74.9 million in 2024, $8.4 million in 2025, $7.2 million in 2026, $5.9 million in 2027, $3.3 million in 2028 and $4.7 million thereafter.
The Company, in its Exploration and Production segment, has entered into contractual obligations to support its development activities and operations in Pennsylvania, including hydraulic fracturing and other well

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

completion services, well tending services, well workover activities, tubing and casing purchases, production equipment purchases, water hauling services and contracts for drilling rig services. The future contractual commitments are $279.5 million in 2024, $185.1 million in 2025, and $47.3 million in 2026. There are no contractual commitments extending beyond 2026.
In addition to the regulatory matters discussed in Note F — Regulatory Matters, the Company is involved in other regulatory and litigation matters arising in the normal course of business. These other regulatory and litigation matters may include, for example, tax, regulatory or other governmental audits, inspections, investigations, negligence claims and other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these other matters arising in the normal course of business could have a material effect on earnings and cash flows in the period in which they are resolved, an estimate of the possible loss or range of loss, if any, cannot be made at this time.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2023
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)(2)	$958,455	$259,646	$13,891	$941,779	$2,173,771	$—	$—	$2,173,771
Intersegment Revenues	$—	$119,545	$216,426	$581	$336,552	$—	$(336,552)	$—
Interest Income	$3,259	$7,052	$534	$6,296	$17,141	$—	$(5,662)	$11,479
Interest Expense	$54,317	$43,499	$14,989	$34,233	$147,038	$157	$(15,309)	$131,886
Depreciation, Depletion and Amortization	$241,142	$70,827	$35,725	$61,450	$409,144	$—	$429	$409,573
Income Tax Expense (Benefit)	$87,796	$34,489	$36,128	$7,267	$165,680	$(164)	$(983)	$164,533
Segment Profit: Net Income (Loss)	$232,275	$100,501	$99,724	$48,395	$480,895	$(531)	$(3,498)	$476,866
Expenditures for Additions to Long-Lived Assets	$737,725	$141,877	$103,295	$139,922	$1,122,819	$—	$754	$1,123,573
	At September 30, 2023
	(Thousands)
Segment Assets	$2,814,218	$2,427,214	$912,923	$2,247,743	$8,402,098	$4,795	$(126,633)	$8,280,260

	Year Ended September 30, 2022
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Elimination	Total Consolidated
	(Thousands)
Revenue from External Customers(1)(3)	$1,010,464	$265,415	$12,086	$897,916	$2,185,881	$—	$165	$2,186,046
Intersegment Revenues	$—	$111,629	$202,757	$305	$314,691	$6	$(314,697)	$—
Interest Income	$1,929	$2,275	$198	$2,730	$7,132	$3	$(1,024)	$6,111
Interest Expense	$53,401	$42,492	$16,488	$24,115	$136,496	$4	$(6,143)	$130,357
Depreciation, Depletion and Amortization	$208,148	$67,701	$33,998	$59,760	$369,607	$—	$183	$369,790
Income Tax Expense (Benefit)	$43,898	$35,043	$24,949	$17,165	$121,055	$3	$(4,429)	$116,629
Significant Item: Gain on Sale of Assets	$12,736	$—	$—	$—	$12,736	$—	$—	$12,736
Segment Profit: Net Income (Loss)	$306,064	$102,557	$101,111	$68,948	$578,680	$(9)	$(12,650)	$566,021
Expenditures for Additions to Long-Lived Assets	$565,791	$95,806	$55,546	$111,033	$828,176	$—	$1,212	$829,388
	At September 30, 2022
	(Thousands)
Segment Assets	$2,507,541	$2,394,697	$878,796	$2,299,473	$8,080,507	$2,036	$(186,281)	$7,896,262

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2021
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$836,697	$234,397	$3,116	$666,920	$1,741,130	$1,173	$356	$1,742,659
Intersegment Revenues	$—	$109,160	$190,148	$331	$299,639	$49	$(299,688)	$—
Interest Income	$211	$1,085	$259	$2,117	$3,672	$230	$486	$4,388
Interest Expense	$69,662	$40,976	$17,493	$21,795	$149,926	$—	$(3,569)	$146,357
Depreciation, Depletion and Amortization	$182,492	$62,431	$32,350	$57,457	$334,730	$394	$179	$335,303
Income Tax Expense (Benefit)	$33,370	$28,812	$28,876	$14,007	$105,065	$11,438	$(1,821)	$114,682
Significant Non-Cash Item: Impairment of Oil and Gas Producing Properties	$76,152	$—	$—	$—	$76,152	$—	$—	$76,152
Significant Item: Gain on Sale of Assets	$—	$—	$—	$—	$—	$51,066	$—	$51,066
Segment Profit: Net Income (Loss)	$101,916	$92,542	$80,274	$54,335	$329,067	$37,645	$(3,065)	$363,647
Expenditures for Additions to Long-Lived Assets	$381,408	$252,316	$34,669	$100,845	$769,238	$—	$673	$769,911
	At September 30, 2021
	(Thousands)
Segment Assets	$2,286,058	$2,296,030	$837,729	$2,148,267	$7,568,084	$4,146	$(107,405)	$7,464,825

(1)All Revenue from External Customers originated in the United States.
(2)Revenue from one customer of the Company's Exploration and Production segment, exclusive of hedging losses transacted with separate parties, represented approximately $208 million of the Company's consolidated revenue for the year ended September 30, 2023. This one customer was also a customer of the Company's Pipeline and Storage segment, accounting for an additional $14 million of the Company's consolidated revenue for the year ended September 30, 2023.
(3)Revenues from three customers of the Company's Exploration and Production segment, exclusive of hedging losses transacted with separate parties, represented approximately $850 million of the Company's consolidated revenue for the year ended September 30, 2022. These three customers were also customers of the Company's Pipeline and Storage segment, accounting for an additional $15 million of the Company's consolidated revenue for the year ended September 30, 2022.

Geographic Information	At September 30
	2023	2022	2021
	(Thousands)
Long-Lived Assets:
United States	$7,865,832	$7,135,131	$6,942,376
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
Capitalized Costs Relating to Oil and Gas Producing Activities

	At September 30
	2023	2022
	(Thousands)
Proved Properties(1)	$6,555,088	$5,915,807
Unproved Properties	161,097	65,994
	6,716,185	5,981,801
Less — Accumulated Depreciation, Depletion and Amortization	4,269,959	4,034,266
	$2,446,226	$1,947,535

(1)Includes asset retirement costs of $129.2 million and $120.8 million at September 30, 2023 and 2022, respectively.
Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized. Although the timing of the ultimate evaluation or disposition of the unproved properties cannot be determined, the Company expects the majority of its acquisition costs associated with unproved properties to be transferred into the amortization base by 2028. It expects the majority of its development and exploration costs associated with unproved properties to be transferred into the amortization base by 2026. Following is a summary of costs excluded from amortization at September 30, 2023:

	Total as of September 30, 2023	Year Costs Incurred
		2023	2022	2021	Prior
	(Thousands)
Acquisition Costs	$143,860	$120,349	$—	$—	$23,511
Development Costs	17,207	8,034	3,001	3,704	2,468
Exploration Costs	—	—	—	—	—
Capitalized Interest	30	30	—	—	—
	$161,097	$128,413	$3,001	$3,704	$25,979

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2023	2022	2021
	(Thousands)
United States
Property Acquisition Costs:
Proved	$33,190	$2,491	$1,801
Unproved	129,061	10,665	5,102
Exploration Costs(1)	10,055	9,631	15,413
Development Costs(2)	553,469	528,684	329,368
Asset Retirement Costs	8,363	9,768	20,194
	$734,138	$561,239	$371,878

(1)Amounts for 2023, 2022 and 2021 include capitalized interest of zero, zero and $0.1 million respectively.
(2)Amounts for 2023, 2022 and 2021 include capitalized interest of $0.1 million, $0.6 million and $0.4 million, respectively.
For the years ended September 30, 2023, 2022 and 2021, the Company spent $342.0 million, $154.3 million and $81.2 million, respectively, developing proved undeveloped reserves.
Results of Operations for Producing Activities

	Year Ended September 30
	2023	2022	2021
United States	(Thousands, except per Mcfe amounts)
Operating Revenues:
Gas (includes transfers to operations of $1,957, $5,696 and $3,061, respectively)(1)	$1,036,499	$1,730,723	$780,477
Oil, Condensate and Other Liquids	2,261	150,957	135,191
Total Operating Revenues(2)	1,038,760	1,881,680	915,668
Production/Lifting Costs	253,555	283,914	267,316
Franchise/Ad Valorem Taxes	17,532	25,112	22,128
Purchased Emission Allowance Expense	—	1,305	2,940
Accretion Expense	5,673	7,530	7,743
Depreciation, Depletion and Amortization ($0.63, $0.57 and $0.54 per Mcfe of production, respectively)	235,694	202,418	177,055
Impairment of Oil and Gas Producing Properties	—	—	76,152
Income Tax Expense	145,574	368,925	98,593
Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$380,732	$992,476	$263,741

(1)There were no revenues from sales to affiliates for all years presented.
(2)Exclusive of hedging gains and losses. See further discussion in Note J — Financial Instruments.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reserve Quantity Information
The Company's proved oil and gas reserve estimates are prepared by the Company's petroleum engineers who meet the qualifications of Reserve Estimator per the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information" promulgated by the Society of Petroleum Engineers as of June 25, 2019. The Company maintains comprehensive internal reserve guidelines and a continuing education program designed to keep its staff up to date with current SEC regulations and guidance.
The Company's Vice President of Reservoir Engineering is the primary technical person responsible for overseeing the Company's reserve estimation process and engaging and overseeing the third party reserve audit. His qualifications include a Bachelor of Science Degree in Petroleum Engineering and over 14 years of Petroleum Engineering experience with independent oil and gas companies, licensure as a Professional Engineer and is a member of the Society of Petroleum Engineers.
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
All of the Company's reserve estimates are audited annually by Netherland, Sewell & Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include a professional engineer registered with the State of Texas (consulting at NSAI since 2019 and with over 6 years of prior industry experience in petroleum engineering) and a professional geoscientist registered in the State of Texas (consulting at NSAI since 2008 and with over 11 years of prior industry experience in petroleum geosciences). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2023 and did not identify any problems which would cause it to take exception to those estimates.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Gas MMcf
	U.S.
	Appalachian Region		West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2020	3,296,113		28,972	3,325,085
Extensions and Discoveries	689,395	(1)	—	689,395
Revisions of Previous Estimates	19,940		3,033	22,973
Production	(312,300)	(2)	(1,720)	(314,020)
September 30, 2021	3,693,148		30,285	3,723,433
Extensions and Discoveries	837,510	(1)	—	837,510
Revisions of Previous Estimates	2,882		71	2,953
Production	(341,700)	(2)	(1,211)	(342,911)
Sale of Minerals in Place	(21,178)		(29,145)	(50,323)
September 30, 2022	4,170,662		—	4,170,662
Extensions and Discoveries	670,438	(1)	—	670,438
Revisions of Previous Estimates	32,379		—	32,379
Production	(372,271)	(2)	—	(372,271)
Purchases of Minerals in Place	33,876		—	33,876
September 30, 2023	4,535,084		—	4,535,084
Proved Developed Reserves:
September 30, 2020	2,744,851		28,972	2,773,823
September 30, 2021	3,061,178		30,285	3,091,463
September 30, 2022	3,312,568		—	3,312,568
September 30, 2023	3,550,034		—	3,550,034
Proved Undeveloped Reserves:
September 30, 2020	551,262		—	551,262
September 30, 2021	631,970		—	631,970
September 30, 2022	858,094		—	858,094
September 30, 2023	985,050		—	985,050

(1)Extensions and discoveries include 180 Bcf (during 2021), 301 Bcf (during 2022) and 163 Bcf (during 2023), of Marcellus Shale gas (which exceed 15% of total reserves) in the Appalachian region. Extensions and discoveries include 497 Bcf (during 2021), 537 Bcf (during 2022) and 507 Bcf (during 2023), of Utica Shale gas (which exceed 15% of total reserves) in the Appalachian region.
(2)Production includes 218,016 MMcf (during 2021), 209,463 MMcf (during 2022) and 190,290 MMcf (during 2023), from Marcellus Shale fields. Production includes 93,253 MMcf (during 2021), 130,240 MMcf (during 2022) and 180,750 MMcf (during 2023), from Utica Shale fields.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Oil Mbbl
	U.S.
	Appalachian Region	West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2020	12	22,088	22,100
Extensions and Discoveries	—	1,041	1,041
Revisions of Previous Estimates	1	630	631
Production	(2)	(2,233)	(2,235)
September 30, 2021	11	21,526	21,537
Extensions and Discoveries	—	296	296
Revisions of Previous Estimates	255	532	787
Production	(16)	(1,588)	(1,604)
Sales of Minerals in Place	—	(20,766)	(20,766)
September 30, 2022	250	—	250
Revisions of Previous Estimates	(4)	—	(4)
Production	(30)	—	(30)
September 30, 2023	216	—	216
Proved Developed Reserves:
September 30, 2020	12	22,088	22,100
September 30, 2021	11	20,930	20,941
September 30, 2022	250	—	250
September 30, 2023	216	—	216
Proved Undeveloped Reserves:
September 30, 2020	—	—	—
September 30, 2021	—	596	596
September 30, 2022	—	—	—
September 30, 2023	—	—	—
The Company’s proved undeveloped (PUD) reserves increased from 858 Bcfe at September 30, 2022 to 985 Bcfe at September 30, 2023. PUD reserves in the Utica Shale increased from 503 Bcfe at September 30, 2022 to 873 Bcfe at September 30, 2023. PUD reserves in the Marcellus Shale decreased from 355 Bcfe at September 30, 2022 to 112 Bcfe at September 30, 2023. The Company’s total PUD reserves were 21.7% of total proved reserves at September 30, 2023, up from 20.6% of total proved reserves at September 30, 2022.
The Company’s PUD reserves increased from 636 Bcfe at September 30, 2021 to 858 Bcfe at September 30, 2022. PUD reserves in the Utica Shale increased from 411 Bcfe at September 30, 2021 to 503 Bcfe at September 30, 2022. PUD reserves in the Marcellus Shale increased from 220 Bcfe at September 30, 2021 to 355 Bcfe at September 30, 2022. PUD reserves in the West Coast region decreased from 5 Bcfe at September 30, 2021 to zero at September 30, 2022. The Company’s total PUD reserves were 20.6% of total proved reserves at September 30, 2022, up from 16.5% of total proved reserves at September 30, 2021.
The increase in PUD reserves in 2023 of 127 Bcfe is a result of 554 Bcfe in new PUD reserve additions, 14 Bcfe for one PUD well added back into the schedule and 23 Bcfe in upward revisions to remaining PUD reserves. These upward revisions were partially offset by 402 Bcfe in PUD conversions to developed reserves (275 Bcfe from the Marcellus Shale and 127 Bcfe from the Utica Shale), and 62 Bcfe in PUD reserves removed for seven PUD locations due to schedule and pad layout changes.

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
The Company invested $342 million during the year ended September 30, 2023 to convert 402 Bcfe (440 Bcfe after revisions) of predominantly Marcellus and Utica Shale PUD reserves to developed reserves. This represents 47% of the net PUD reserves recorded at September 30, 2022. The Company developed 39 of 77 PUD locations in 2023. PUD expenditures in 2023 were higher than the 2022 estimate due to schedule changes and changes in service costs.
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
In 2024, the Company estimates that it will invest approximately $315 million to develop its PUD reserves. The Company is committed to developing its PUD reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. Since that rule was adopted, and over the last five years, the Company developed 39% of its beginning year PUD reserves in fiscal 2019, 36% of its beginning year PUD reserves in fiscal 2020, 34% of its beginning year PUD reserves in fiscal 2021, 45% of its beginning year PUD reserves in fiscal 2022 and 47% of its beginning year PUD reserves in fiscal 2023.
At September 30, 2023, the Company does not have any proved undeveloped reserves that have been on the books for more than five years at the corporate level, country level or field level. All of the Company’s proved reserves are in the United States.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30
	2023	2022	2021
	(Thousands)
United States
Future Cash Inflows	$11,947,345	$19,209,099	$10,175,182
Less:
Future Production Costs	3,538,389	3,138,226	3,423,629
Future Development Costs	1,095,096	781,847	597,662
Future Income Tax Expense at Applicable Statutory Rate	1,867,457	3,876,272	1,397,175
Future Net Cash Flows	5,446,403	11,412,754	4,756,716
Less:
10% Annual Discount for Estimated Timing of Cash Flows	2,874,295	5,964,424	2,403,144
Standardized Measure of Discounted Future Net Cash Flows	$2,572,108	$5,448,330	$2,353,572
The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2023	2022	2021
	(Thousands)
United States
Standardized Measure of Discounted Future Net Cash Flows at Beginning of Year	$5,448,330	$2,353,572	$1,222,470
Sales, Net of Production Costs	(767,487)	(1,572,402)	(626,132)
Net Changes in Prices, Net of Production Costs	(3,918,392)	4,132,889	1,478,995
Extensions and Discoveries	237,057	1,355,257	462,040
Changes in Estimated Future Development Costs	(222,233)	(32,160)	48,247
Purchases of Minerals in Place	34,346	—	—
Sales of Minerals in Place	—	(311,308)	—
Previously Estimated Development Costs Incurred	342,024	154,253	81,239
Net Change in Income Taxes at Applicable Statutory Rate	959,728	(1,180,349)	(415,993)
Revisions of Previous Quantity Estimates	33,192	3,316	(52,383)
Accretion of Discount and Other	425,543	545,262	155,089
Standardized Measure of Discounted Future Net Cash Flows at End of Year	$2,572,108	$5,448,330	$2,353,572

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5–1 trading arrangement” or any “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance
The Company will file the definitive Proxy Statement with the SEC no later than 120 days after September 30, 2023. The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors for One-Year Terms to Expire in 2025,” and “Continuing Directors Whose Terms Expire in 2025,” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.
The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees and has posted such Code of Business Conduct and Ethics on the Company’s website, www.nationalfuel.com, together with certain other corporate governance documents. Copies of the Company’s Code of Business Conduct and Ethics, charters of important committees, and Corporate Governance Guidelines will be made available free of charge upon written request to Investor Relations, National Fuel Gas Company, 6363 Main Street, Williamsville, New York 14221.
The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of the SEC’s Regulation S-K, by posting such information on its website, www.nationalfuel.com.

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

•	Certificate of Amendment of Restated Certificate of Incorporation, as amended, of National Fuel Gas Company (Exhibit 3.1, Form 8-K dated March 16, 2021)

3(ii)	By-Laws:

•	By-Laws of National Fuel Gas Company, as amended June 15, 2022 (Exhibit 3.1, Form 8-K dated June 17, 2022)

4	Instruments Defining the Rights of Security Holders, Including Indentures:

•	Description of Securities (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 2019)

•	Indenture, dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

•	Third Supplemental Indenture, dated as of December 1, 1982, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 4(a)(4) in File No. 33-49401)

•	Thirteenth Supplemental Indenture, dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

•	Fourteenth Supplemental Indenture, dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993)

•	Indenture dated as of October 1, 1999, between the Company and The Bank of New York Mellon (formerly The Bank of New York) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1999)

Exhibit Number	Description of Exhibits
•	Officers Certificate establishing 5.20% Notes due 2025, dated June 25, 2015 (Exhibit 4.1.1, Form 8-K dated June 25, 2015)

•	Officers Certificate establishing 3.95% Notes due 2027, dated September 27, 2017 (Exhibit 4.1.1, Form 8-K dated September 27, 2017)

•	Officers Certificate establishing 4.75% Notes due 2028, dated August 17, 2018 (Exhibit 4.1.1, Form 8-K dated August 17, 2018)

•	Officers Certificate establishing 5.50% Notes due 2026, dated June 3, 2020 (Exhibit 4.1.1, Form 8-K dated June 3, 2020)

•	Officer’s Certificate establishing 2.95% Notes due 2031, dated February 24, 2021 (Exhibit 4.1.1, Form 8-K dated February 24, 2021)

•	Officer’s Certificate establishing 5.50% Notes due 2026, dated May 18, 2023 (Exhibit 4.1.1, Form 8-K dated May 18, 2023)

10	Material Contracts:

•	Form of Indemnification Agreement, dated September 2006, between the Company and each Director (Exhibit 10.1, Form 8-K dated September 18, 2006)

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

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2022)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2022)

Exhibit Number	Description of Exhibits
•	Form of Award Notice for ESG Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2022)

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

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2020)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2020)

•
Retirement and Consulting Services Agreement, dated as of March 9, 2023, between National Fuel Gas Distribution Corporation and Karen M. Camiolo (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2023)

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

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2023, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2022 and 2021, (iii) the Consolidated Balance Sheets at September 30, 2023 and September 30, 2022, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021 and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

•	Incorporated herein by reference as indicated.

Exhibit Number	Description of Exhibits
All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

••	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibit 32 is “furnished” and not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

Item 16	Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Fuel Gas Company
(Registrant)

By	/s/ D. P. Bauer
D. P. Bauer
President and Chief Executive Officer
Date: November 17, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith	Chairman of the Board and Director	Date: November 17, 2023
D. F. Smith

/s/ D. H. Anderson	Director	Date: November 17, 2023
D. H. Anderson

/s/ B. M. Baumann	Director	Date: November 17, 2023
B. M. Baumann

/s/ D. C. Carroll	Director	Date: November 17, 2023
D. C. Carroll

/s/ S. C. Finch	Director	Date: November 17, 2023
S.C. Finch

/s/ J. N. Jaggers	Director	Date: November 17, 2023
J. N. Jaggers

/s/ R. Ranich	Director	Date: November 17, 2023
R. Ranich

/s/ J. W. Shaw	Director	Date: November 17, 2023
J. W. Shaw

/s/ T. E. Skains	Director	Date: November 17, 2023
T. E. Skains

/s/ R. J. Tanski	Director	Date: November 17, 2023
R. J. Tanski

/s/ D. P. Bauer	President and Chief Executive Officer and Director	Date: November 17, 2023
D. P. Bauer

/s/ T. J. Silverstein	Treasurer and Principal Financial Officer	Date: November 17, 2023
T. J. Silverstein

/s/ E. G. Mendel	Controller and Principal Accounting Officer	Date: November 17, 2023
E. G. Mendel