Form 10-Q
period 2024-12-31
NATIONAL FUEL GAS CO
filed 2025-01-30
CIK 70145

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at December 31, 2024: 90,612,955 shares.

Table of Content
GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
Midstream Company	National Fuel Gas Midstream Company, LLC
National Fuel	National Fuel Gas Company
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Company, LLC
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies
CFTC	Commodity Futures Trading Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaPUC	Pennsylvania Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Other
2024 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2024
2017 Tax Reform Act	Tax legislation referred to as the "Tax Cuts and Jobs Act," enacted December 22, 2017.
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
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

Table of Content

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
Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2024	2023
INCOME
Operating Revenues:
Utility Revenues	$228,424	$201,920
Exploration and Production and Other Revenues	248,860	254,019
Pipeline and Storage and Gathering Revenues	72,198	69,422
	549,482	525,361

Operating Expenses:
Purchased Gas	65,337	56,552
Operation and Maintenance:
Utility	55,244	53,705
Exploration and Production and Other	33,541	34,826
Pipeline and Storage and Gathering	35,941	34,962
Property, Franchise and Other Taxes	22,056	22,416
Depreciation, Depletion and Amortization	109,370	115,790
Impairment of Assets	141,802	—
	463,291	318,251
Operating Income	86,191	207,110
Other Income (Expense):
Other Income (Deductions)	7,720	3,732
Interest Expense on Long-Term Debt	(33,362)	(28,462)
Other Interest Expense	(4,381)	(6,273)
Income Before Income Taxes	56,168	176,107
Income Tax Expense	11,182	43,087

Net Income Available for Common Stock	44,986	133,020

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,727,326	1,885,856
	1,772,312	2,018,876
Share Repurchases under Repurchase Plan	(26,993)	—
Dividends on Common Stock	(46,671)	(45,597)
Balance at December 31	$1,698,648	$1,973,279

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.50	$1.45
Diluted:
Net Income Available for Common Stock	$0.49	$1.44
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	90,777,446	91,910,244
Used in Diluted Calculation	91,434,741	92,442,145
Dividends Per Common Share:
Dividends Declared	$0.515	$0.495
See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2024	2023
Net Income Available for Common Stock	$44,986	$133,020
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(53,516)	189,167
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(29,504)	(19,708)
Other Comprehensive Income (Loss), Before Tax	(83,020)	169,459
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(14,403)	52,486
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(7,940)	(5,468)
Income Taxes – Net	(22,343)	47,018
Other Comprehensive Income (Loss)	(60,677)	122,441
Comprehensive Income (Loss)	$(15,691)	$255,461

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2024	September 30, 2024
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$14,675,281	$14,524,798
Less - Accumulated Depreciation, Depletion and Amortization	7,393,477	7,185,593
	7,281,804	7,339,205
Current Assets
Cash and Temporary Cash Investments	48,694	38,222
Receivables – Net of Allowance for Uncollectible Accounts of $28,384 and $26,194, Respectively	202,821	127,222
Unbilled Revenue	57,117	15,521
Gas Stored Underground	24,725	35,055
Materials and Supplies - at average cost	47,820	47,670
Other Current Assets	83,435	92,229
	464,612	355,919

Other Assets
Recoverable Future Taxes	83,740	80,084
Unamortized Debt Expense	5,206	5,604
Other Regulatory Assets	106,386	108,022
Deferred Charges	68,952	69,662
Other Investments	71,493	81,705
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	185,224	180,230
Fair Value of Derivative Financial Instruments	20,695	87,905
Other	7,860	5,958
	555,032	624,646

Total Assets	$8,301,448	$8,319,770

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2024	September 30, 2024
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 90,612,955 Shares and 91,005,993 Shares, Respectively	$90,613	$91,006
Paid in Capital	1,039,705	1,045,487
Earnings Reinvested in the Business	1,698,648	1,727,326
Accumulated Other Comprehensive Loss	(76,153)	(15,476)
Total Comprehensive Shareholders’ Equity	2,752,813	2,848,343
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,189,421	2,188,243
Total Capitalization	4,942,234	5,036,586

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	200,000	90,700
Current Portion of Long-Term Debt	500,000	500,000
Accounts Payable	120,991	165,068
Amounts Payable to Customers	42,587	42,720
Dividends Payable	46,671	46,872
Interest Payable on Long-Term Debt	44,376	27,247
Customer Advances	15,295	19,373
Customer Security Deposits	36,091	36,265
Other Accruals and Current Liabilities	172,409	162,903
Fair Value of Derivative Financial Instruments	20,893	4,744
	1,199,313	1,095,892

Other Liabilities
Deferred Income Taxes	1,089,394	1,111,165
Taxes Refundable to Customers	303,344	305,645
Cost of Removal Regulatory Liability	296,660	292,477
Other Regulatory Liabilities	147,561	151,452
Other Post-Retirement Liabilities	3,476	3,511
Asset Retirement Obligations	199,310	203,006
Other Liabilities	120,156	120,036
	2,159,901	2,187,292
Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$8,301,448	$8,319,770

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2024	2023
OPERATING ACTIVITIES
Net Income Available for Common Stock	$44,986	$133,020
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Assets	141,802	—
Depreciation, Depletion and Amortization	109,370	115,790
Deferred Income Taxes	(5,385)	38,362
Stock-Based Compensation	4,705	4,660
Other	7,146	8,041
Change in:
Receivables and Unbilled Revenue	(115,165)	(58,459)
Gas Stored Underground and Materials and Supplies	10,180	6,915
Other Current Assets	8,814	892
Accounts Payable	9,703	(3,355)
Amounts Payable to Customers	(133)	1,013
Customer Advances	(4,078)	2,083
Customer Security Deposits	(174)	2,079
Other Accruals and Current Liabilities	21,266	28,612
Other Assets	(3,892)	(6,306)
Other Liabilities	(9,057)	(2,403)
Net Cash Provided by Operating Activities	220,088	270,944

INVESTING ACTIVITIES
Capital Expenditures	(240,427)	(246,938)
Other	5,878	(920)
Net Cash Used in Investing Activities	(234,549)	(247,858)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	109,300	12,500
Shares Repurchased Under Repurchase Plan	(33,524)	—
Dividends Paid on Common Stock	(46,872)	(45,451)
Net Repurchases of Common Stock Under Stock and Benefit Plans	(3,971)	(3,897)
Net Cash Provided by (Used in) Financing Activities	24,933	(36,848)
Net Increase (Decrease) in Cash and Cash Equivalents	10,472	(13,762)
Cash and Cash Equivalents at October 1	38,222	55,447
Cash and Cash Equivalents at December 31	$48,694	$41,685

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$71,616	$97,922
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

Earnings for Interim Periods.  The Company, in its opinion, has included all adjustments (which consist of only normally recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2024, 2023 and 2022 that are included in the Company's 2024 Form 10-K.  The consolidated financial statements for the year ended September 30, 2025 will be audited by the Company's independent registered public accounting firm after the end of the fiscal year.

    The earnings for the three months ended December 31, 2024 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2025.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 8 – Business Segment Information.

Consolidated Statements of Cash Flows.  The Statement of Cash Flows for the three months ended December 31, 2024 and the three months ended December 31, 2023 reconciles the net increase (decrease) in cash and cash equivalents, which consists solely of cash and temporary cash investments for the periods presented. The Company did not have any restricted cash at December 31, 2024, October 1, 2024, December 31, 2023 or October 1, 2023. The Company considers all highly liquid debt instruments purchased with a maturity date of generally three months or less to be cash equivalents.

Allowance for Uncollectible Accounts. The allowance for uncollectible accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance, the majority of which is in the Utility segment, is determined based on historical experience, the age of customer accounts, other specific information about customer accounts, and the economic and regulatory environment. Account balances have historically been charged off against the allowance approximately twelve months after the account is final billed or when it is anticipated that the receivable will not be recovered. Starting in the quarter ended March 31, 2025, account balances will be charged off against the allowance approximately three months after the account is final billed or when it is anticipated that the receivable will not be recovered.

    Activity in the allowance for uncollectible accounts for the three months ended December 31, 2024 and 2023 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Written-Off	Balance at End of Period
Three Months Ended December 31, 2024
Allowance for Uncollectible Accounts	$26,194	$4,605	$107	$(2,522)	$28,384
Three Months Ended December 31, 2023
Allowance for Uncollectible Accounts	$36,295	$4,157	$119	$(3,455)	$37,116

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year as storage quantities are withdrawn and increases in the third and fourth quarters as storage quantities are replenished.  In the Utility segment, the

Table of Content
current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $1.3 million at December 31, 2024, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center. The Company's capitalized costs relating to exploration and production activities, net of accumulated depreciation, depletion and amortization, were $2.2 billion and $2.3 billion at December 31, 2024 and September 30, 2024, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $133.3 million and $201.0 million at December 31, 2024 and September 30, 2024, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying commodity pricing (as adjusted for hedging) to estimated future production of proved reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The commodity prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of first day of the month commodity price for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. The book value of the exploration and production properties exceeded the ceiling at December 31, 2024. As such, the Company recognized a non-cash, pre-tax ceiling test impairment charge in the Exploration and Production segment of $108.3 million for the quarter ended December 31, 2024. A deferred income tax benefit of $29.2 million related to the non-cash impairment charge was also recognized for the quarter ended December 31, 2024. In adjusting estimated future cash flows for hedging under the ceiling test at December 31, 2024, estimated future net cash flows were increased by $495.3 million.

    The Exploration and Production segment also has items of property, plant and equipment that are accounted for outside of the provisions of the full cost method of accounting. As discussed in Note 3 – Fair Value Measurements, an impairment charge related to certain water disposal assets was recorded at December 31, 2024.

    The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities, gathering lines and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility, Pipeline and Storage and Gathering segments at December 31, 2024.

Table of Content
Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) and changes for the three months ended December 31, 2024 and 2023, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended December 31, 2024
Balance at October 1, 2024	$55,799	$(71,275)	$(15,476)
Other Comprehensive Gains and Losses Before Reclassifications	(39,113)	—	(39,113)
Amounts Reclassified From Other Comprehensive Loss	(21,564)	—	(21,564)
Balance at December 31, 2024	$(4,878)	$(71,275)	$(76,153)
Three Months Ended December 31, 2023
Balance at October 1, 2023	$4,623	$(59,683)	$(55,060)
Other Comprehensive Gains and Losses Before Reclassifications	136,681	—	136,681
Amounts Reclassified From Other Comprehensive Income	(14,240)	—	(14,240)
Balance at December 31, 2023	$127,064	$(59,683)	$67,381

Reclassifications Out of Accumulated Other Comprehensive Income (Loss).  The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the three months ended December 31, 2024 and 2023 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended December 31,
	2024	2023
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$29,729	$19,755	Operating Revenues
Foreign Currency Contracts	(225)	(47)	Operating Revenues
	29,504	19,708	Total Before Income Tax
	(7,940)	(5,468)	Income Tax Expense
	$21,564	$14,240	Net of Tax

Table of Content
Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At December 31, 2024	At September 30, 2024

Prepayments	$13,890	$18,463
Prepaid Property and Other Taxes	14,301	14,187
Federal Income Taxes Receivable	—	8,154
State Income Taxes Receivable	6,911	13,161
Regulatory Assets	48,333	38,264
	$83,435	$92,229

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At December 31, 2024	At September 30, 2024

Accrued Capital Expenditures	$52,852	$47,344
Regulatory Liabilities	24,235	29,352
Reserve for Gas Replacement	1,316	—
Liability for Royalty and Working Interests	23,673	15,007
Federal Income Taxes Payable	5,249	—
Non-Qualified Benefit Plan Liability	14,135	14,135
Other	50,949	57,065
	$172,409	$162,903

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were restricted stock units and performance shares. For the quarter ended December 31, 2024, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were four securities excluded as being antidilutive for the quarter ended December 31, 2024. For the quarter ended December 31, 2023, there were no securities excluded as being antidilutive.

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

Stock-Based Compensation.  The Company granted 239,042 performance shares during the quarter ended December 31, 2024. The weighted average fair value of such performance shares was $55.43 per share for the quarter ended December 31, 2024. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the quarter ended December 31, 2024 include awards that must meet a performance goal related to either relative total return on capital over a three-year performance cycle ("ROC Performance Shares"), methane intensity and greenhouse gas emissions reductions over a three-year performance cycle ("Emissions Performance Shares") or relative total shareholder return over a three-year performance cycle ("TSR Performance Shares"). The performance goal related to the ROC Performance Shares over the three-year performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee

Table of Content
(“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve-month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these ROC Performance Shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of the ROC Performance Shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.

    The performance goal related to the Emissions Performance Shares over the three-year performance cycle consists of two parts: reductions in the rates of intensity of methane emissions for each of the Company's operating segments, and reduction of the consolidated Company's total greenhouse gas emissions. The Company's Compensation Committee set specific target levels for methane intensity rates and total greenhouse gas emissions, and the performance goal is intended to incentivize and reward performance to the extent management achieves methane intensity and greenhouse gas reduction targets making progress towards or exceeding the Company's 2030 goals. The number of these Emissions Performance Shares that will vest and be paid out will depend upon the number of methane intensity segment targets achieved and whether the Company meets the total greenhouse gas emissions target. The fair value of these Emissions Performance Shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.

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

    The Company granted 130,252 restricted stock units during the quarter ended December 31, 2024.  The weighted average fair value of such restricted stock units was $58.48 per share for the quarter ended December 31, 2024.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award. The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.

Table of Content
Note 2 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the three months ended December 31, 2024 and 2023, presented by type of service from each reportable segment.

Quarter Ended December 31, 2024 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$217,458	$—	$—	$—	$—	$—	$217,458
Production of Crude Oil	515	—	—	—	—	—	515
Natural Gas Processing	275	—	—	—	—	—	275
Natural Gas Gathering Service	—	—	61,131	—	—	(57,683)	3,448
Natural Gas Transportation Service	—	81,204	—	26,921	—	(27,181)	80,944
Natural Gas Storage Service	—	24,993	—	—	—	(10,504)	14,489
Natural Gas Residential Sales	—	—	—	156,350	—	—	156,350
Natural Gas Commercial Sales	—	—	—	22,243	—	—	22,243
Natural Gas Industrial Sales	—	—	—	1,338	—	(1)	1,337
Other	883	415	—	15,740	—	(261)	16,777
Total Revenues from Contracts with Customers	219,131	106,612	61,131	222,592	—	(95,630)	513,836
Alternative Revenue Programs	—	—	—	5,917	—	—	5,917
Derivative Financial Instruments	29,729	—	—	—	—	—	29,729
Total Revenues	$248,860	$106,612	$61,131	$228,509	$—	$(95,630)	$549,482

Quarter Ended December 31, 2023 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$232,661	$—	$—	$—	$—	$—	$232,661
Production of Crude Oil	687	—	—	—	—	—	687
Natural Gas Processing	267	—	—	—	—	—	267
Natural Gas Gathering Service	—	—	62,588	—	—	(57,992)	4,596
Natural Gas Transportation Service	—	71,618	—	29,285	—	(20,362)	80,541
Natural Gas Storage Service	—	21,292	—	—	—	(9,059)	12,233
Natural Gas Residential Sales	—	—	—	146,546	—	—	146,546
Natural Gas Commercial Sales	—	—	—	20,281	—	—	20,281
Natural Gas Industrial Sales	—	—	—	906	—	(2)	904
Other	649	1,503	—	(567)	—	(251)	1,334
Total Revenues from Contracts with Customers	234,264	94,413	62,588	196,451	—	(87,666)	500,050
Alternative Revenue Programs	—	—	—	5,556	—	—	5,556
Derivative Financial Instruments	19,755	—	—	—	—	—	19,755
Total Revenues	$254,019	$94,413	$62,588	$202,007	$—	$(87,666)	$525,361

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

Table of Content

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $175.5 million for the remainder of fiscal 2025; $196.7 million for fiscal 2026; $155.0 million for fiscal 2027; $135.4 million for fiscal 2028; $121.0 million for fiscal 2029; and $648.5 million thereafter.

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

    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of December 31, 2024 and September 30, 2024.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of December 31, 2024
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$41,745	$—	$—	$—	$41,745
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	43,937	—	(31,220)	12,717
Over the Counter No Cost Collars – Gas	—	18,426	—	(10,380)	8,046
Contingent Consideration for Asset Sale	—	380	—	—	380
Foreign Currency Contracts	—	52	—	(500)	(448)
Other Investments:
Balanced Equity Mutual Fund	12,241	—	—	—	12,241
Fixed Income Mutual Fund	16,281	—	—	—	16,281
Total	$70,267	$62,795	$—	$(42,100)	$90,962

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$41,848	$—	$(31,220)	$10,628
Over the Counter No Cost Collars – Gas	—	19,266	—	(10,380)	8,886
Foreign Currency Contracts	—	1,879	—	(500)	1,379
Total	$—	$62,993	$—	$(42,100)	$20,893
Total Net Assets/(Liabilities)	$70,267	$(198)	$—	$—	$70,069

Table of Content

Recurring Fair Value Measures	At fair value as of September 30, 2024
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$29,238	$—	$—	$—	$29,238
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	76,009	—	(17,198)	58,811
Over the Counter No Cost Collars – Gas	—	32,584	—	(3,774)	28,810
Contingent Consideration for Asset Sale	—	729	—	—	729
Foreign Currency Contracts	—	281	—	(726)	(445)
Other Investments:
Balanced Equity Mutual Fund	19,523	—	—	—	19,523
Fixed Income Mutual Fund	17,374	—	—	—	17,374
Total	$66,135	$109,603	$—	$(21,698)	$154,040

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$22,206	$—	$(17,198)	$5,008
Over the Counter No Cost Collars – Gas	—	3,501	—	(3,774)	(273)
Foreign Currency Contracts	—	726	—	(726)	—
Total	$—	$26,433	$—	$(21,698)	$4,735
Total Net Assets/(Liabilities)	$66,135	$83,170	$—	$—	$149,305

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

    The following table presents impairments of assets associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

				Impairments
Nonrecurring Fair Value Measures				Quarter Ended December 31,
	Segment	Date of Measurement	Fair Value	2024	2023
Impairment of Assets:
Water Disposal Assets	Exploration and Production	December 31, 2024	$12,880	$33,453	$—

    In exploring the potential sale of certain water disposal assets during the quarter ended December 31, 2024, the Company determined that the fair market value of such assets was less than the recorded net book value resulting in an impairment charge that reduced the net book value to fair market value. These assets are used to dispose of water from operations in the Exploration and Production segment.

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at December 31, 2024 and September 30, 2024 include natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s Exploration and Production segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2024, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

Table of Content
    Derivative financial instruments reported in Level 2 at December 31, 2024 also includes the contingent consideration associated with the sale of the Exploration and Production segment's California assets on June 30, 2022. The terms of the purchase and sale agreement specified that the Company could receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated at $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The calendar 2023 and 2024 contingency periods expired with the ICE Brent Average falling below $95 per barrel each calendar year. The fair value of the contingent consideration was calculated using a Monte Carlo simulation model that uses observable inputs, including the ICE Brent closing price as of the valuation date, initial and max trigger price, volatility, risk-free rate, time of maturity and counterparty risk.

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

	December 31, 2024		September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,689,421	$2,618,660	$2,688,243	$2,656,888

    The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay. Carrying amounts for other financial instruments recorded on the Company’s Consolidated Balance Sheets approximate fair value. The fair value of long-term debt was calculated using observable inputs (U.S. Treasuries or SOFR for the risk-free component and company specific credit spread information – generally obtained from recent trade activity in the debt).  As such, the Company considers the debt to be Level 2.

    Any temporary cash investments, notes payable to banks and commercial paper are stated at cost. Temporary cash investments are considered Level 1, while notes payable to banks and commercial paper are considered to be Level 2.  Given the short-term nature of the notes payable to banks and commercial paper, the Company believes cost is a reasonable approximation of fair value.

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At December 31, 2024	At September 30, 2024

Life Insurance Contracts	$42,971	$44,808
Equity Mutual Fund	12,241	19,523
Fixed Income Mutual Fund	16,281	17,374
	$71,493	$81,705

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

Table of Content
    On June 30, 2022, the Company completed the sale of Seneca’s California assets. The terms of the purchase and sale agreement specified that the Company could receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated as $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The calendar 2023 and 2024 contingency periods expired with the ICE Brent Average falling below $95 per barrel each calendar year. The Company has determined that this contingent consideration meets the definition of a derivative under the authoritative accounting guidance. Changes in the fair value of this contingent consideration are marked-to-market each reporting period, with changes in fair value recognized in Other Income (Deductions) on the Consolidated Statement of Income. The fair value of this contingent consideration was estimated to be $0.4 million and $0.7 million at December 31, 2024 and September 30, 2024, respectively. A $0.3 million mark-to-market adjustment to reduce the fair value of the contingent consideration was recorded during the quarter ended December 31, 2024.

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at December 31, 2024 and September 30, 2024.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of December 31, 2024, the Company had 388.2 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.

    As of December 31, 2024, the Company was hedging a total of $51.2 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of December 31, 2024, the Company had $4.9 million of net hedging losses after taxes included in the accumulated other comprehensive income (loss) balance. Of this amount, it is expected that $1.9 million of unrealized gains after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended December 31, 2024 and 2023 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended December 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				December 31,
	2024	2023		2024	2023
Commodity Contracts	$(51,909)	$187,989	Operating Revenue	$29,729	$19,755
Foreign Currency Contracts	(1,607)	1,178	Operating Revenue	(225)	(47)
Total	$(53,516)	$189,167		$29,504	$19,708

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with eighteen counterparties of which eight are in a net gain position. On average, the Company had $2.5 million of credit exposure per counterparty in a gain position at December 31, 2024. The maximum credit exposure per counterparty in a

Table of Content
gain position at December 31, 2024 was $9.3 million. As of December 31, 2024, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    As of December 31, 2024, twelve of the eighteen counterparties to the Company’s outstanding derivative financial contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit that could be extended to the Company when it is in a derivative financial liability position would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative financial instrument contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required.  At December 31, 2024, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $5.9 million according to the Company's internal model (discussed in Note 3 – Fair Value Measurements), and no hedging collateral deposits were required to be posted by the Company at December 31, 2024.  Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 5 – Income Taxes

    The effective tax rates for the quarters ended December 31, 2024 and December 31, 2023 were 19.9% and 24.5%, respectively. The change in the quarterly effective income tax rate was primarily driven by the impact of the impairments of the exploration and production properties under the ceiling test and other operational assets, which resulted in a smaller income tax expense on income before income taxes to be recorded during the quarter ended December 31, 2024.

Table of Content
Note 6 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at October 1, 2024	91,006	$91,006	$1,045,487	$1,727,326	$(15,476)
Net Income Available for Common Stock				44,986
Dividends Declared on Common Stock ($0.515 Per Share)				(46,671)
Other Comprehensive Loss, Net of Tax					(60,677)
Share-Based Payment Expense (1)			4,090
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	156	156	(3,511)
Share Repurchases Under Repurchase Plan	(549)	(549)	(6,361)	(26,993)
Balance at December 31, 2024	90,613	$90,613	$1,039,705	$1,698,648	$(76,153)

Balance at October 1, 2023	91,819	$91,819	$1,040,761	$1,885,856	$(55,060)
Net Income Available for Common Stock				133,020
Dividends Declared on Common Stock ($0.495 Per Share)				(45,597)
Other Comprehensive Income, Net of Tax					122,441
Share-Based Payment Expense (1)			4,135
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	297	297	(3,670)
Balance at December 31, 2023	92,116	$92,116	$1,041,226	$1,973,279	$67,381

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  Common stock share activity during the three months ended December 31, 2024 consisted of the following items:

Three Months Ended December 31, 2024
Vesting of Restricted Stock Units	119,177
Vesting of Performance Shares	89,843
Issuance of Common Stock Pursuant to the Company's Non-Employee Director Equity Compensation Plan and Deferred Compensation Plan for Directors and Officers	10,169
Shares Tendered to Pay Withholding Taxes on Stock-Based Compensation Awards (1)	(63,631)
Common Stock Issued Under Stock and Benefit Plans	155,558
Share Repurchases Under Repurchase Plan	(548,596)
Total Net Shares Repurchased During the Three Months Ended December 31, 2024	(393,038)
(1)    The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

    On March 8, 2024, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of $200 million in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. During the three months ended December 31, 2024, the Company executed transactions to repurchase 548,596 shares at an average price of $61.27 per share. With broker fees and excise taxes, the total cost of these repurchases amounted to $33.9 million. Share repurchases that settled during the three months ended December 31, 2024 were funded with cash provided by operating activities and/or short-term borrowings. In the future, it is expected that this share repurchase program will continue to be funded with cash provided by operating activities and/or through the use of short-term borrowings.

Table of Content

Short-Term Borrowings. On February 28, 2022, the Company entered into a Credit Agreement (as amended from time to time, the "Credit Agreement") with a syndicate of twelve banks. The Credit Agreement provided a $1.0 billion unsecured committed revolving credit facility with a maturity date of February 26, 2027. In February 2024, the Company and eleven of the banks in the syndicate consented to a one-year extension of the maturity date of the Credit Agreement, from February 26, 2027 to February 25, 2028. In May 2024, three of the banks in the syndicate assumed the commitments of the sole non-extending lender. In January 2025, the Company and the eleven banks in the syndicate consented to a second one-year extension of the maturity date, from February 25, 2028 to February 23, 2029, such that the Company has aggregate commitments available under the Credit Agreement in the full amount of $1.0 billion through February 23, 2029.

Current Portion of Long-Term Debt. The Current Portion of Long-Term Debt at December 31, 2024 and September 30, 2024 consisted of $50.0 million of 7.38% notes that mature in June 2025 and $450.0 million of 5.20% notes that mature in July 2025.

Delayed Draw Term Loan. On February 14, 2024, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with six lenders, all of which are lenders under the Credit Agreement. The Term Loan Agreement provides a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company has the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. The Company used the proceeds for general corporate purposes, which included the redemption of outstanding commercial paper. Borrowings under the Term Loan Agreement currently bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%. The current locked-in interest rate is 5.78% until February 2025.

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

    At December 31, 2024, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $4.0 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at December 31, 2024. The Company has a regulatory liability of $3.3 million related to environmental clean-up costs at December 31, 2024 and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

    The data presented in the tables below reflect financial information for the segments and reconcile to consolidated amounts.  As stated in the 2024 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2024 Form 10-K.  A listing of segment assets at December 31, 2024 and September 30, 2024 is shown in the tables below.

Table of Content

Quarter Ended December 31, 2024 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$248,860	$68,750	$3,448	$228,424	$549,482	$—	$—	$549,482
Intersegment Revenues	$—	$37,862	$57,683	$85	$95,630	$—	$(95,630)	$—
Segment Profit: Net Income (Loss)	$(46,777)	$32,454	$27,145	$32,499	$45,321	$(193)	$(142)	$44,986

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At December 31, 2024	$2,533,521	$2,475,767	$1,039,149	$2,454,198	$8,502,635	$7,931	$(209,118)	$8,301,448
At September 30, 2024	$2,644,820	$2,446,243	$987,103	$2,398,709	$8,476,875	$6,227	$(163,332)	$8,319,770

Quarter Ended December 31, 2023 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$254,019	$64,826	$4,596	$201,920	$525,361	$—	$—	$525,361
Intersegment Revenues	$—	$29,587	$57,992	$87	$87,666	$—	$(87,666)	$—
Segment Profit: Net Income (Loss)	$52,483	$24,055	$28,825	$26,551	$131,914	$(121)	$1,227	$133,020

Note 9 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended December 31,	2024	2023	2024	2023

Service Cost	$1,023	$1,049	$130	$109
Interest Cost	9,223	10,890	3,625	3,890
Expected Return on Plan Assets	(14,647)	(17,086)	(6,536)	(6,660)
Amortization of Prior Service Cost (Credit)	76	91	(107)	(107)
Amortization of (Gains) Losses	1,620	(335)	9	(567)
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(165)	4,057	(727)	2,238

Net Periodic Benefit Cost (Income)	$(2,870)	$(1,334)	$(3,606)	$(1,097)

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

Table of Content
Employer Contributions.    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the three months ended December 31, 2024, and does not anticipate making any such contributions during the remainder of fiscal 2025. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the three months ended December 31, 2024, and does not anticipate making any such contributions during the remainder of fiscal 2025.

Note 10 – Regulatory Matters

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on December 19, 2024 with rates effective January 1, 2025 (“2024 Rate Order”). The 2024 Rate Order authorizes a three-year rate plan effective October 1, 2024, with a make-whole provision allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. It also reflects a return on equity of 9.7% and authorizes a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. The revenue requirement for each year of the three-year plan has been reduced by $14 million for actuarial projections of income that is expected to be recognized for qualified pension and other post-retirement benefits. Qualified pension and other post-retirement benefit income or costs are matched with amounts included in revenue resulting in zero impact to earnings. The 2024 Rate Order approves the continuation of several ratemaking mechanisms, including revenue decoupling and WNA, and establishes a number of new cost trackers and regulatory deferrals. It also includes an earnings sharing mechanism, gas safety and customer service performance metrics (including maintaining the Company’s leak prone pipe replacement program), and provisions that will facilitate achievement of the emissions reduction goals of the CLCPA.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC in an order issued on June 15, 2023 with rates effective August 1, 2023 (“2023 Rate Order”). The 2023 Rate Order provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million and authorized a new weather normalization adjustment mechanism.

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024.

FERC Jurisdiction

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

Table of Content
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

    The Company has continued to pursue development projects to expand its Pipeline and Storage segment. One project on Supply Corporation’s system, referred to as the Tioga Pathway Project, is an expansion and modernization project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity lease, providing access to Mid-Atlantic markets. Supply Corporation filed a Section 7 (c) application with FERC for the project on August 21, 2024. The Tioga Pathway Project has a target in-service date in late calendar 2026 and a preliminary cost estimate of approximately $101 million. The Tioga Pathway Project is discussed in more detail in the Capital Resources and Liquidity section that follows.

    From a rate perspective, Distribution Corporation, in its New York jurisdiction, reached a settlement with the parties to its rate case proceeding. On December 19, 2024, the NYPSC issued an order approving the settlement. The settlement, effective January 1, 2025, establishes a three-year rate plan that reflects a return on equity of 9.7% and authorizes a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. The settlement also includes standard make-whole language allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. In addition, Supply Corporation filed an NGA Section 4 rate case at FERC on July 31, 2023. Settlement rates became effective on February 1, 2024 under a settlement that was approved by FERC without modification on June 11, 2024, and which is estimated to increase Supply Corporation’s revenues by approximately $56 million on an annual basis. For further discussion of Distribution Corporation and Supply Corporation rate matters, refer to the Rate Matters section below.

    As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its exploration and production properties and that book value is subject to a quarterly ceiling test. In addition to the non-cash impairment charges under the ceiling test that the Company recorded during fiscal 2024, the Company recorded a non-cash impairment charge under the ceiling test for the quarter ended December 31, 2024 of $108.3 million ($79.1 million after-tax). Please refer to the Critical Accounting Estimates section below for a sensitivity analysis concerning commodity price changes.

    From a financing perspective, given the impairments recorded since June 30, 2024, under its existing indenture covenants, the Company is precluded from issuing incremental long-term debt from January 1, 2025 to June 13, 2025, the maturity date of the Company's remaining indebtedness outstanding under its 1974 indenture. To the extent the Company wishes to relieve its obligations to comply with the 1974 indenture's restrictions, the Company expects to be able to place future principal and interest payments in trust for the benefit of bondholders pursuant to the terms of the 1974 indenture. Depositing such future principal and interest payments in trust would effectively relieve the Company from its obligations to comply with the 1974 indenture’s restrictions, including those on the issuance of incremental long-term debt.

    In February 2024, eleven lenders in the syndicate of twelve banks under the Credit Agreement consented to a one-year extension of the maturity date of the Credit Agreement from February 26, 2027 to February 25, 2028. In May 2024, three of the lenders in the syndicate assumed the commitments of the sole non-extending lender. In January 2025, the Company and the eleven banks in the syndicate consented to a second one-year extension on the maturity date from February 25, 2028 to February 23, 2029, such that the Company has aggregate commitments available under the Credit Agreement in the full amount of $1.0 billion through February 23, 2029.

    The Company began repurchasing outstanding shares of its common stock during the quarter ended March 31, 2024 under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of $200 million of its outstanding common stock in the open market or through privately negotiated transactions. During the quarter ended December 31, 2024, the Company executed transactions to repurchase 548,596 shares at an average price of $61.27 per share. With broker fees and excise taxes, the total cost of these repurchases amounted to $33.9 million. As of December 31, 2024, the Company has repurchased 1,694,855 shares under the share repurchase program at an average price of $57.93, for a total cost of $99.1 million (including broker fees and excise taxes). These matters are discussed further in the Capital Resources and Liquidity section that follows.

Table of Content
    The Company expects to use cash on hand, cash from operations, and short-term and long-term borrowings, as needed, to meet its financing needs for the remainder of fiscal 2025, including the redemption of two of the Company’s long-term debt maturities totaling $500.0 million that are scheduled to mature in 2025. The Company continues to evaluate these financing needs and options to meet them. Given the current economic conditions, which include continued inflationary pressures, volatile interest rates and a change in administration at the federal level, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs.

CRITICAL ACCOUNTING ESTIMATES

    For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2024 Form 10-K.  There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its exploration and production properties, with natural gas properties in the Appalachian Region being the primary component after the fiscal 2022 sale of the Company's California exploration and production properties. In accordance with the full cost methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's exploration and production reserves based on an unweighted arithmetic average of first day of the month commodity prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s exploration and production properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor.  If the book value of the exploration and production properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of such properties to the calculated ceiling. The book value of the exploration and production properties exceeded the ceiling at December 31, 2024, resulting in a non-cash impairment charge of $108.3 million ($79.1 million after-tax) for the quarter ended December 31, 2024. The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended December 31, 2024, based on the quoted Henry Hub spot price for natural gas, was $2.13 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for the twelve months ended December 31, 2024. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.) The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the additional impairment that the Company would have recorded at December 31, 2024 if natural gas prices were $0.25 per MMBtu lower than the average prices used at December 31, 2024 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices
Calculated Impairment under Sensitivity Analysis	$473.7
Actual Impairment Recorded at December 31, 2024	79.1
Additional Impairment	$394.6

    It is difficult to predict what factors could lead to future non-cash impairments under the SEC's full cost ceiling test. Fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves and significant fluctuations in natural gas prices have an impact on the amount of the ceiling at any point in time. For a more complete discussion of the full cost method of accounting, refer to "Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2024 Form 10-K.

Table of Content
RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $45.0 million for the quarter ended December 31, 2024 compared to earnings of $133.0 million for the quarter ended December 31, 2023.  The decrease in earnings of $88.0 million is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Gathering Segment and losses in the Corporate and All Other categories also contributed to the decrease. Higher earnings in the Pipeline and Storage segment and Utility segment partially offset these decreases.

    The Company's earnings for the quarter ended December 31, 2024 included non-cash impairment charges of $141.8 million ($103.6 million after-tax) in the Exploration and Production segment, consisting mostly of ceiling test impairment charges of $108.3 million ($79.1 million after-tax), as discussed above. The remaining charges are related to the impairment of certain water disposal assets. Note that all amounts used in earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended December 31,
(Thousands)	2024	2023	Increase (Decrease)
Exploration and Production	$(46,777)	$52,483	$(99,260)
Pipeline and Storage	32,454	24,055	8,399
Gathering	27,145	28,825	(1,680)
Utility	32,499	26,551	5,948
Total Reportable Segments	45,321	131,914	(86,593)
All Other	(193)	(121)	(72)
Corporate	(142)	1,227	(1,369)
Total Consolidated	$44,986	$133,020	$(88,034)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended December 31,
(Thousands)	2024	2023	Increase (Decrease)
Gas Produced in Appalachia (after Hedging)	$247,187	$252,416	$(5,229)
Other	1,673	1,603	70
	$248,860	$254,019	$(5,159)

Production Volumes

	Three Months Ended December 31,
	2024	2023	Increase (Decrease)
Gas Production per MMcf	97,717	100,757	(3,040)

Table of Content
Average Prices

	Three Months Ended December 31,
	2024	2023	Increase (Decrease)
Average Gas Price/Mcf
Weighted Average	$2.23	$2.31	$(0.08)
Weighted Average After Hedging	$2.53	$2.51	$0.02

2024 Compared with 2023

    Operating revenues for the Exploration and Production segment decreased $5.2 million for the quarter ended December 31, 2024 as compared with the quarter ended December 31, 2023. Gas production revenue after hedging decreased $5.2 million due to the impact of a 3.0 Bcf decrease in natural gas production partially offset by a $0.02 per Mcf increase in the weighted average price of natural gas after hedging. The decrease in natural gas production was largely due to lower production in the Marcellus and Utica wells in the Appalachian region.

    The Exploration and Production segment's loss for the quarter ended December 31, 2024 was $46.8 million, a decrease of $99.3 million when compared with earnings of $52.5 million for the quarter ended December 31, 2023. This decrease can be primarily attributed to non-cash impairments of assets ($103.6 million), including ceiling test impairments of $79.1 million and a $24.5 million impairment of certain water disposal assets recorded during the quarter ended December 31, 2024, as well as lower natural gas production ($6.0 million). In conjunction with the ceiling test impairment, there was a $1.0 million earnings reduction associated with the remeasurement of state deferred income taxes. A decline in other income ($1.7 million) also contributed to the decrease in earnings. These decreases were partially offset by higher natural gas prices after hedging ($1.9 million), lower depletion expense ($6.8 million) and lower lease operating and transportation expenses ($1.1 million). There was also an unrealized loss recognized in the three-month period ended December 31, 2024 ($0.3 million) on contingent consideration received as part of the 2022 California asset sale, compared to an unrealized loss that was recognized in the three-month period ended December 31, 2023 ($3.0 million) on such contingent consideration. The decline in other income was mainly attributed to business interruption insurance proceeds received during the quarter ended December 31, 2023 related to a pipeline outage impacting Seneca’s ability to market gas. The decrease in depletion expense was primarily due to the net decrease in production combined with a $0.06 per Mcf decrease in the depletion rate largely due to ceiling test impairments recorded in the third and fourth quarters of fiscal 2024 that lowered Seneca’s full cost pool depletable base. The decrease in lease operating and transportation expenses was primarily the result of lower gathering and transportation costs combined with lower workover and salt water disposal expenses.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended December 31,
(Thousands)	2024	2023	Increase (Decrease)
Firm Transportation	$81,086	$71,495	$9,591
Interruptible Transportation	118	123	(5)
	81,204	71,618	9,586
Firm Storage Service	24,993	21,291	3,702
Interruptible Storage Service	—	1	(1)
Other	415	1,503	(1,088)
	$106,612	$94,413	$12,199

Table of Content
Pipeline and Storage Throughput

	Three Months Ended December 31,
(MMcf)	2024	2023	Increase (Decrease)
Firm Transportation	202,882	200,101	2,781
Interruptible Transportation	62	118	(56)
	202,944	200,219	2,725

2024 Compared with 2023

    Operating revenues for the Pipeline and Storage segment increased $12.2 million for the quarter ended December 31, 2024 as compared with the quarter ended December 31, 2023.  The increase in operating revenues was primarily due to an increase in transportation revenues of $9.6 million and an increase in storage revenues of $3.7 million, partially offset by a decrease in other revenues of $1.1 million. The increase in transportation and storage revenues was primarily attributable to an increase in Supply Corporation's transportation and storage rates effective February 1, 2024, in accordance with Supply Corporation's rate case settlement. The settlement was approved by FERC on June 11, 2024. The decrease in other revenues primarily reflects lower cashout revenues, which are completely offset by purchased gas expense, and an adjustment to match electric surcharge revenues to electric power costs recorded in operation and maintenance expense.

    Transportation volume for the quarter ended December 31, 2024 increased by 2.7 Bcf from the prior year's quarter ended December 31, 2023. The increase in transportation volume for the quarter ended December 31, 2024 is primarily due to an increase in volume from new long-term contracts combined with an increase in volume from colder weather. These were partially offset by lower capacity utilization with certain contract shippers and certain contract expirations and revisions. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2024 were $32.5 million, an increase of $8.4 million when compared with earnings of $24.1 million for the quarter ended December 31, 2023. The increase in earnings was primarily due to the earnings impact of higher operating revenues ($9.6 million), as discussed above. This increase was partially offset by increases in operating expenses ($0.9 million) and higher income tax expense ($0.5 million). The increase in operating expenses was primarily due to higher pipeline integrity costs combined with an increase in personnel costs. The increase in income tax expense is mainly due to higher state income tax expense due to higher pre-tax earnings.

Gathering

Gathering Operating Revenues

	Three Months Ended December 31,
(Thousands)	2024	2023	Increase (Decrease)
Gathering Revenues	$61,131	$62,588	$(1,457)

Gathering Volume

	Three Months Ended December 31,
	2024	2023	Increase (Decrease)
Gathered Volume - (MMcf)	120,961	124,261	(3,300)

2024 Compared with 2023

    Operating revenues for the Gathering segment decreased $1.5 million for the quarter ended December 31, 2024 as compared with the quarter ended December 31, 2023, which was driven primarily by a 3.3 Bcf decrease in gathered volume.

Table of Content
Gathered volume decreased 1.9 Bcf and 1.4 Bcf in the Gathering segment's eastern development areas (Trout Run and Tioga) and western development area (Clermont), respectively. The net decrease in gathered volume can be attributed to a decrease in gross natural gas production in the Appalachian region by producers connected to the aforementioned gathering systems.

    The Gathering segment’s earnings for the quarter ended December 31, 2024 were $27.1 million, a decrease of $1.7 million when compared with earnings of $28.8 million for the quarter ended December 31, 2023. The decrease in earnings was primarily due to lower gathering revenues ($1.2 million) and higher depreciation expense ($0.8 million). The decrease in gathering revenues was driven by the decrease in gathered volume, as discussed above. The increase in depreciation expense was largely due to additional plant in-service associated with the Tioga gathering system. These decreases in earnings were partially offset by a decrease in income tax expense ($0.4 million) due to lower state income taxes driven by lower pre-tax income and a reduction in the Pennsylvania state income tax rate.

Utility

Utility Operating Revenues

	Three Months Ended December 31,
(Thousands)	2024	2023	Increase (Decrease)
Retail Sales Revenues:
Residential	$171,365	$149,656	$21,709
Commercial	23,212	21,209	2,003
Industrial	1,384	911	473
	195,961	171,776	24,185
Transportation	30,622	30,798	(176)
Other	1,926	(567)	2,493
	$228,509	$202,007	$26,502

Utility Throughput

	Three Months Ended December 31,
(MMcf)	2024	2023	Increase (Decrease)
Retail Sales:
Residential	18,476	17,982	494
Commercial	2,919	2,800	119
Industrial	199	138	61
	21,594	20,920	674
Transportation	16,942	17,528	(586)
	38,536	38,448	88

Degree Days

Three Months Ended December 31,				Percent Colder (Warmer) Than
	Normal	2024	2023	Normal(1)	Prior Year(1)
Buffalo, NY	2,253	1,884	1,858	(16.4)%	1.4%
Erie, PA	1,894	1,697	1,664	(10.4)%	2.0%

(1)Percents compare actual 2024 degree days to normal degree days and actual 2024 degree days to actual 2023 degree days.

Table of Content
2024 Compared with 2023

    Operating revenues for the Utility segment increased $26.5 million for the quarter ended December 31, 2024 as compared with the quarter ended December 31, 2023. This increase resulted from a $24.2 million increase in retail gas sales revenue and a $2.5 million increase in other revenue, which were partially offset by a $0.2 million decrease in transportation revenue. The increase in retail gas sales revenue is primarily the result of the impact of new base delivery rates in Distribution Corporation's New York jurisdiction pursuant to a settlement approved by the NYPSC on December 19, 2024. Additional details regarding the base rate regulatory proceeding can be found in Note 10 - Regulatory Matters. This increase also reflects higher purchased gas revenues resulting from a 0.7 Bcf increase in throughput due to cooler temperatures combined with an increase in the cost of gas sold (per Mcf). It should be noted that under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation's earnings are not impacted by fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers. The increase in other revenue was mainly due to the elimination of the refund provision that was required to defer and return the income tax benefits resulting from the 2017 Tax Reform Act to customers ($3.3 million). The refund provision is no longer necessary because Distribution Corporation's new base delivery rates now reflect a revenue requirement determined with the current federal income tax rate of 21% and the refund of excess accumulated deferred income taxes.

    The Utility segment’s earnings for the quarter ended December 31, 2024 were $32.5 million, an increase of $5.9 million when compared with earnings of $26.6 million for the quarter ended December 31, 2023. The increase was primarily due to the impact of new base rates in the Utility segment's New York jurisdiction ($7.9 million) and an increase in other income ($3.2 million), which was mainly attributable to the recognition of non-service pension and post-retirement benefit income in accordance with the rate settlement. These factors were partially offset by higher interest expense ($1.8 million), higher operating expenses ($1.2 million), higher depreciation expense ($0.6 million), an increase in income tax expense ($0.6 million), and a decrease in margin due to lower usage and weather ($0.3 million). The increase in interest expense was primarily due to an increase in outstanding intercompany debt balances. The increase in operating expenses was mainly attributable to higher personnel costs.

    The impact of weather variations on cash flows and customer bills in the Utility segment is mitigated by a WNA. The WNA, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the Utility segment. In addition, in periods of colder than normal weather, the WNA benefits the Utility segment's customers. For the quarter ended December 31, 2024, the WNA preserved earnings of approximately $2.0 million and $1.2 million, respectively, in the Utility segment’s New York and Pennsylvania rate jurisdictions, as the weather was warmer than normal in both jurisdictions. For the quarter ended December 31, 2023, the WNA preserved earnings of approximately $1.4 million in the Utility segment’s New York jurisdiction and $0.5 million in the Utility segment's Pennsylvania jurisdiction, as the weather was warmer than normal.

Corporate and All Other

2024 Compared with 2023

    Corporate and All Other operations recorded a net loss of $0.3 million for the quarter ended December 31, 2024, a decrease of $1.4 million when compared with earnings of $1.1 million for the quarter ended December 31, 2023. The decrease was primarily attributable to changes in unrealized gains and losses on investments in equity securities. During the quarter ended December 31, 2024, the Company recorded unrealized losses of $2.1 million. During the quarter ended December 31, 2023, the Company recorded unrealized gains of $0.8 million. These changes were partially offset by realized gains from investment securities sold in the current quarter ($1.2 million). There were no realized gains or losses during the quarter ended December 31, 2023.

Other Income (Deductions)

    Net other income on the Consolidated Statements of Income was $7.7 million for the quarter ended December 31, 2024, compared to net other income of $3.7 million for the quarter ended December 31, 2023, for an increase of $4.0 million. This increase can be attributed primarily to a $5.2 million increase in non-service pension and post-retirement benefit income along with a $3.8 million benefit from the quarter-over-quarter revaluation of the contingent consideration received from the 2022 California asset sale. These increases were offset by quarter-over-quarter changes in the value of investment securities. During the quarter ended December 31, 2024, there were net losses of $1.2 million on investment securities. However, during the quarter ended December 31, 2023, there were net gains of $1.3 million on investment securities. Another offsetting factor

Table of Content
was the non-recurrence of $2.0 million of business interruption insurance proceeds received during the quarter ended December 31, 2023 related to a pipeline outage that impacted Seneca's ability to market its gas.

Interest Expense on Long-Term Debt

    Interest expense on long-term debt on the Consolidated Statement of Income increased $4.9 million for the quarter ended December 31, 2024 as compared to the quarter ended December 31, 2023. In April 2024, the Company elected to draw a total of $300.0 million under a delayed draw term loan credit facility, which was the primary driver of the increase. These borrowings had a locked-in weighted average interest rate of 6.30% for the quarter ended December 31, 2024.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary source of cash during the three-month periods ended December 31, 2024 and December 31, 2023 consisted of cash provided by operating activities and net proceeds from short-term borrowings.

    The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During the remainder of 2025, the Company expects to use cash provided by operating activities, as well as net proceeds from short-term and long-term borrowings, to fund the Company's capital expenditures. Looking forward to 2026, based on current commodity prices, cash provided by operating activities is again expected to exceed capital expenditures. The Company also has two long-term debt maturities in 2025, totaling $500.0 million, which the Company anticipates funding with long-term borrowings. These cash flow projections do not reflect the impact of acquisitions or divestitures that may arise in the future.

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

    Cash provided by operating activities in the Utility and Pipeline and Storage segments may vary substantially from period to period because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-recovered purchased gas costs, weather and regulatory lag may also significantly impact cash flow. The impact of weather on cash flow is tempered in the Pipeline and Storage segment by the straight fixed-variable rate design used by Supply Corporation and Empire. The weather impact on cash flow in the Utility segment is mitigated by a WNA in both its New York and Pennsylvania rate jurisdictions.

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

    Net cash provided by operating activities totaled $220.1 million for the three months ended December 31, 2024, a decrease of $50.8 million compared with $270.9 million provided by operating activities for the three months ended December 31, 2023. The decrease in cash provided by operating activities primarily reflects lower cash provided by operating activities in the Exploration and Production segment due to lower cash receipts from natural gas production in the Appalachian region.

Table of Content

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $192.1 million during the three months ended December 31, 2024 and $235.7 million during the three months ended December 31, 2023.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Three Months Ended December 31,	2024		2023		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$122.6	(1)	$161.0	(2)	$(38.4)
Pipeline and Storage:
Capital Expenditures	19.8	(1)	24.6	(2)	(4.8)
Gathering:
Capital Expenditures	13.0	(1)	19.6	(2)	(6.6)
Utility:
Capital Expenditures	36.5	(1)	30.5	(2)	6.0
All Other:
Capital Expenditures	0.2		—		0.2
	$192.1		$235.7		$(43.6)

(1)At December 31, 2024, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $56.3 million, $4.4 million, $6.0 million and $4.9 million, respectively, of non-cash capital expenditures. At September 30, 2024, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $63.3 million, $14.4 million, $21.7 million and $20.6 million, respectively, of non-cash capital expenditures.

(2)At December 31, 2023, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $74.9 million, $5.5 million, $11.1 million and $6.4 million, respectively, of non-cash capital expenditures.  At September 30, 2023, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $43.2 million, $31.8 million, $20.6 million and $13.6 million, respectively, of non-cash capital expenditures.

Exploration and Production

    The Exploration and Production segment capital expenditures for the three months ended December 31, 2024 were primarily well drilling and completion expenditures in the Appalachian region, and included $27.5 million in the Marcellus Shale area and $90.9 million in the Utica Shale area. These amounts included approximately $34.6 million spent to develop proved undeveloped reserves.

    The Exploration and Production segment capital expenditures for the three months ended December 31, 2023 were primarily well drilling and completion expenditures in the Appalachian region, and included $37.5 million in the Marcellus Shale area and $120.2 million in the Utica Shale area. These amounts included approximately $106.0 million spent to develop proved undeveloped reserves.

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2024 and December 31, 2023 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions.

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

Table of Content

    Supply Corporation concluded an Open Season on August 25, 2023, and based on post-open season discussions, has designed a project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity lease, providing access to Mid-Atlantic markets (“Tioga Pathway Project”). The Tioga Pathway Project involves the construction of approximately 19 miles of new pipeline and the replacement of approximately four miles of existing pipeline on the Supply Corporation system. Supply Corporation has executed a Precedent Agreement with Seneca for 190,000 Dth per day of transportation capacity and filed a Section 7(c) application with the FERC on August 21, 2024. The Tioga Pathway Project has a projected in-service date of late calendar year 2026 and an estimated capital cost of approximately $101 million. As of December 31, 2024, approximately $3.2 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at December 31, 2024.

Gathering

    The majority of the Gathering segment capital expenditures for the three months ended December 31, 2024 included expenditures related to the continued expansion of Midstream Company's Tioga gathering system. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online and system optimization, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

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

Utility

    The majority of the Utility segment capital expenditures for the three months ended December 31, 2024 and December 31, 2023 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

Project Funding

    During the quarter ended December 31, 2024 and fiscal 2024, the Company has been financing capital expenditures with cash from operations and short-term debt. Going forward, the Company expects to use cash on hand, cash from operations and short-term or long-term borrowings, as needed, to finance capital expenditures. The level of short-term and/or long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production and the associated commodity price realizations in the Exploration and Production segment. It will also likely depend on the timing of gas cost and base rate recovery in the Utility segment.

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

Financing Cash Flow

    Consolidated short-term debt increased $109.3 million when comparing the balance sheet at December 31, 2024 to the balance sheet at September 30, 2024. The maximum amount of short-term debt outstanding during the three months ended December 31, 2024 was $253.9 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing items such as capital expenditures, asset purchases, gas-in-storage inventory, unrecovered purchased

Table of Content
gas costs, margin calls on derivative financial instruments, repurchases of stock, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As of December 31, 2024, the Company had outstanding commercial paper of $200.0 million and did not have any short-term notes payable to banks as of December 31, 2024.

    On February 28, 2022, the Company entered into a Credit Agreement (as amended from time to time, the “Credit Agreement”) with a syndicate of twelve banks. The Credit Agreement provided a $1.0 billion unsecured committed revolving credit facility with a maturity date of February 26, 2027. In February 2024, the Company and eleven of the banks in the syndicate consented to a one-year extension of the maturity date of the Credit Agreement, from February 26, 2027 to February 25, 2028. In May 2024, three of the banks in the syndicate assumed the commitments of the sole non-extending lender. In January 2025, the Company and the eleven banks in the syndicate consented to a second one-year extension of the maturity date, from February 25, 2028 to February 23, 2029, such that the Company has aggregate commitments available under the Credit Agreement in the full amount of $1.0 billion through February 23, 2029.

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

    On February 14, 2024, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with six lenders, all of which are lenders under the Credit Agreement. The Term Loan Agreement provides a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company has the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. The Company used the proceeds for general corporate purposes, which included the redemption of outstanding commercial paper. Borrowings under the Term Loan Agreement currently bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%. The current locked-in interest rate is 5.78% until February 2025.

    Both the Credit Agreement and the Term Loan Agreement provide that the Company's debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since that date, the Company recorded non-cash, after-tax ceiling test impairments totaling $797.0 million. As a result, at December 31, 2024, $398.5 million was added back to the Company's total capitalization for purposes of calculating the debt to capitalization ratio under the Credit Agreement and the Term Loan Agreement. In addition, for purposes of calculating the debt to capitalization ratio, the following amounts included in Accumulated Other Comprehensive Income (Loss) on the Company's consolidated balance sheet will be excluded from the determination of comprehensive shareholders’ equity: all unrealized gains or losses on commodity-related derivative financial instruments, and up to $10 million in unrealized gains or losses on other derivative financial instruments. As a result of these exclusions, such unrealized gains or losses will not positively or negatively affect the calculation of the debt to capitalization ratio. At December 31, 2024, the Company’s debt to capitalization ratio, as calculated under the agreements, was 0.48. The constraints specified in the Credit Agreement and the Term Loan Agreement would have permitted an additional $2.97 billion in short-term and/or long-term debt to be outstanding at December 31, 2024 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded 0.65.

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

Table of Content
Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity.

    The Current Portion of Long-Term Debt at December 31, 2024 and September 30, 2024 consisted of $50.0 million of 7.38% notes that mature in June 2025 and $450.0 million of 5.20% notes that mature in July 2025.

    The Company’s embedded cost of long-term debt was 4.83% at December 31, 2024 and 4.69% at December 31, 2023.

    The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company’s 1974 indenture, certain covenants exist that, from time to time, may preclude the Company from issuing incremental long-term debt. Given the impairments of exploration and production properties the Company recognized since June 30, 2024, the indenture covenants preclude the Company from issuing incremental long-term debt from January 1, 2025 to June 13, 2025, the maturity date of the Company's remaining indebtedness outstanding under the 1974 indenture.

    As of December 31 2024, the Company had $50.0 million in principal and $3.2 million in interest payments remaining related to long-term debt issued under the 1974 indenture. To the extent the Company wishes to relieve its obligations to comply with the 1974 indenture's restrictions, the Company expects to be able to place future principal and interest payments in trust for the benefit of bondholders pursuant to the terms of the 1974 indenture. Depositing such future principal and interest payments in trust would effectively relieve the Company from its obligations to comply with the 1974 indenture’s restrictions, including those on the issuance of incremental long-term debt.

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

    On March 8, 2024, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of $200 million in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. While the program has no fixed expiration date, the Company is targeting completion of this program by the end of fiscal 2025, depending on a number of factors, including but not limited to stock price, market conditions, applicable securities laws, including SEC Rule 10b-18, corporate and regulatory requirements, and capital and liquidity needs. The Company’s Board of Directors may suspend, discontinue, terminate, modify, cancel or extend the share repurchase program at any time and for any reason. During the three months ended December 31, 2024, the Company executed transactions to repurchase 548,596 shares at an average price of $61.27 per share. With broker fees and excise taxes, the total cost of these repurchases amounted to $33.9 million. Share repurchases that settled during the three months ended December 31, 2024 were funded with cash provided by operating activities and/or short-term borrowings. As of December 31, 2024, the Company has repurchased 1,694,855 shares under the share repurchase program at an average price of $57.93, for a total cost of $99.1 million (including broker fees and excise taxes). It is expected that future repurchases, if any, under this program will continue to be funded with cash provided by operating activities and/or through the use of short-term borrowings.

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

    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the three months ended December 31, 2024, and does not anticipate making any such contributions during the remainder of fiscal 2025. The Company also did not make any contributions to its VEBA trusts for its other post-

Table of Content
retirement benefits during the three months ended December 31, 2024, and does not anticipate making any such contributions during the remainder of fiscal 2025.

Market Risk Sensitive Instruments

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

    The authoritative guidance for fair value measurements and disclosures requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2024, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    For a complete discussion of all other market risk sensitive instruments used by the Company, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2024 Form 10-K.

Rate Matters

Utility Operation

    Delivery rates for both the New York and Pennsylvania divisions are regulated by the states’ respective public utility commissions and typically are changed only when approved through a procedure known as a “rate case.” In both jurisdictions, delivery rates do not reflect the recovery of purchased gas costs. Prudently-incurred gas costs are recovered through operation of automatic adjustment clauses, and are collected primarily through a separately-stated “supply charge” on the customer bill.

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on December 19, 2024 with rates effective January 1, 2025 (“2024 Rate Order”). The 2024 Rate Order authorizes a three-year rate plan effective October 1, 2024, with a make-whole provision allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. It also reflects a return on equity of 9.7% and authorizes a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. The revenue requirement for each year of the three-year plan has been reduced by $14 million for actuarial projections of income that is expected to be recognized for qualified pension and other post-retirement benefits. Qualified pension and other post-retirement benefit income or costs are matched with amounts included in revenue resulting in zero impact to earnings. The 2024 Rate Order approves the continuation of several ratemaking mechanisms, including revenue decoupling and WNA, and establishes a number of new cost trackers and regulatory deferrals. It also includes an earnings sharing mechanism, gas safety and customer service performance metrics (including maintaining the Company’s leak prone pipe replacement program), and provisions that will facilitate achievement of the emissions reduction goals of the CLCPA.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC in an order issued on June 15, 2023 with rates effective August 1, 2023 (“2023 Rate Order”). The 2023 Rate Order provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million and authorized a new weather normalization adjustment mechanism.

Table of Content
    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024.

Pipeline and Storage

    Supply Corporation's rate settlement, approved June 11, 2024, provides that Supply Corporation may make a rate filing for new rates to be effective at any time. As well, any party can make a filing under NGA Section 5. Supply Corporation has no rate case currently on file.

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

    For further discussion of the Company's environmental exposures, refer to Item 1 at Note 7 – Commitments and Contingencies under the heading “Environmental Matters.”

    Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in the United States. These efforts include legislation, legislative proposals and new regulations, and executive orders at the state and federal level, and private party litigation related to greenhouse gas emissions. Legislation or regulation that aims to reduce greenhouse gas emissions could also include emissions limits, reporting requirements, carbon taxes, cap and invest and cap and trade programs, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. For example, the federal Inflation Reduction Act of 2022 (IRA) legislation was signed into law on August 16, 2022, and includes a directive for the EPA, the lead federal agency that regulates greenhouse gas emissions pursuant to the Clean Air Act, to develop a waste emissions charge (WEC) applicable to the reported annual methane emissions of certain oil and gas facilities, above specified methane intensity thresholds. EPA published its final WEC regulations in November 2024. EPA regulations also impose stringent leak detection and repair requirements and address reporting and control of methane and volatile organic compound emissions, which were further expanded with EPA’s March 2024 publication and finalization of the Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources and its May 2024 finalization of the Greenhouse Gas Reporting Program, Part 98 - Subpart W Final Rule.

    Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. The New York State legislature passed the CLCPA that mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. The NYPSC has initiated and/or modified various proceedings in an effort to help the State meet these emissions reduction targets. In May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to certain exemptions. These climate change and greenhouse gas initiatives could impact the Company’s customer base and assets depending on the promulgation of final regulations and on regulatory treatment afforded in the process. The NYDEC, in conjunction with the New York State Energy Research and Development Authority, is developing a cap-and-invest program in the state. The above-enumerated

Table of Content
initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also reduce demand for natural gas and delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.

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

Table of Content
including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;
10.Changes in price differentials between similar quantities of natural gas sold at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;
11.The impact of information technology disruptions, cybersecurity or data security breaches;
12.Factors affecting the Company’s ability to successfully identify, drill for and produce economically viable natural gas reserves, including among others geology, lease availability and costs, title disputes, weather conditions, water availability and disposal or recycling opportunities of used water, shortages, delays or unavailability of equipment and services required in drilling operations, insufficient gathering, processing and transportation capacity, the need to obtain governmental approvals and permits, and compliance with environmental laws and regulations;
13.The Company's ability to complete strategic transactions;
14.Increased costs or delays or changes in plans with respect to Company projects or related projects of other companies, as well as difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;
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

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Table of Content
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2024 Form 10-K have not materially changed other than as set forth below. The risk factors presented below supersede the corresponding risk factors in the 2024 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2024 Form 10-K.

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

    The Company’s ability to borrow under its credit facilities and commercial paper agreements, and its ability to issue long-term debt under its indentures, depend on the Company’s compliance with its obligations under the facilities, agreements and indentures. For example, to issue incremental long-term debt, subject to certain exceptions, the Company must meet an interest coverage test under its 1974 indenture. Given the impairments of exploration and production properties recognized since June 30, 2024, the Company is precluded from issuing incremental long-term debt from January 1, 2025 to June 13, 2025, the maturity date of the Company’s remaining indebtedness outstanding under the 1974 indenture. To the extent the Company wishes to relieve its obligations to comply with the 1974 indenture’s restrictions, the Company expects to be able to place future principal and interest payments in trust for the benefit of bondholders pursuant to the terms of the 1974 indenture. Depositing such future principal and interest payments in trust would effectively relieve the Company from its obligations to comply with the 1974 indenture’s restrictions, including those on the issuance of incremental long-term debt.

Table of Content
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

    Federal and state legislatures have from time to time considered bills that would establish a cap-and-trade program, cap-and-invest program, methane fee, carbon tax, or other similar mechanisms to incent the reduction of greenhouse gas emissions. For example, in August 2022, the federal Inflation Reduction Act was signed into law, which includes a directive for the EPA to develop a waste emissions charge (WEC) applicable to the annual methane emissions of certain oil and gas facilities, above specified methane intensity thresholds, for emissions reported to the U.S. EPA for calendar year 2024. EPA published its final WEC regulations in November 2024.

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

Table of Content
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

    The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a “ceiling test” calculation, comparing the level of its unamortized investment in exploration and production properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for commodity pricing (based on first day of the month prices and adjusted for hedging) as well as the SEC mandated discount rate. If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be “impaired,” and the full cost authoritative accounting and reporting guidance require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. Under the Company’s existing indenture covenants, an impairment will restrict the Company’s ability to issue incremental long-term unsecured indebtedness for a period of time, beginning with the fourth calendar month following the impairment and ending not later than June 13, 2025, the maturity date of the Company’s remaining indebtedness outstanding under its 1974 indenture. In addition, because an impairment results in a charge to retained earnings, it lowers the Company’s total capitalization, all other things being equal, and increases the Company’s debt to capitalization ratio. As a result, an impairment can impact the Company’s ability to maintain compliance with the debt to capitalization covenant set forth in its committed credit facility. For the fiscal year ended September 30, 2024 and the quarter ended December 31, 2024, the Company recorded pre-tax impairments under the ceiling test of $463.7 million and $108.3 million, respectively. Depending on a number of factors, including fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves, and significant fluctuations in natural gas prices, the Company may record additional ceiling test impairments in future periods.

OPERATIONAL RISKS

Disputes with collective bargaining units representing the Company’s workforce, and work stoppage (e.g. strike or lockout), could adversely affect the Company’s operations as well as its financial results.

    Approximately half of the Company’s active workforce is represented by collective bargaining units in New York and Pennsylvania. These labor agreements are negotiated periodically, and therefore, the Company is subject to the risk that such agreements may not be able to be renewed on reasonably satisfactory terms, on anticipated timelines, or at all. For example, the Company is currently negotiating with one collective bargaining unit in New York for an agreement that expires in February 2025. In connection with the negotiation of such collective bargaining agreements, or in future matters involving collective bargaining units representing the Company’s workforce, the Company could experience, among other things, strikes, work stoppages, slowdowns or lockouts, which could cause a disruption of the Company’s operations, impact the Company’s ability to fully execute operational plans, and have a material adverse effect on the Company’s results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On October 1, 2024, the Company issued a total of 7,250 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company’s Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 725 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’

Table of Content
services during the quarter ended December 31, 2024. The Company issued an additional 707 unregistered shares in the aggregate on October 15, 2024 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Oct. 1 - 31, 2024	205,877	$61.08	193,352	$123,613,684
Nov. 1 - 30, 2024	180,905	$61.68	168,518	$113,218,918
Dec. 1 - 31, 2024	263,967	$61.42	186,726	$101,824,548
Total	650,749	$61.39	548,596	$101,824,548
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company's share repurchase program. Of the 102,153 shares purchased other than through a publicly announced share repurchase program, 38,522 were purchased for the Company's 401(k) plans and 63,631 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)On March 8, 2024, the Company’s Board of Directors authorized the repurchase of up to $200 million of shares of the Company’s common stock. The calculation of the dollar value of shares remaining available for purchase excludes excise taxes and brokerage fees paid by the Company in connection with the repurchase program which in the aggregate totaled $0.9 million from the beginning of the program to December 31, 2024. Repurchases may be made from time to time in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. The repurchase program has no expiration date.

Item 5.  Other Information

Trading Arrangements

    During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5–1 trading arrangement” or any “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Credit Agreement Extension

    On January 28, 2025, in response to the Company’s request for a second one-year extension of the maturity date of the Credit Agreement, the lenders under the Credit Agreement consented to the Company's request (the “Extension”). The Extension modified the maturity date of the Credit Agreement from February 25, 2028 to February 23, 2029. After giving effect to the Extension, the Company has aggregate commitments available under the Credit Agreement in the full amount of $1.0 billion through February 23, 2029.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

10.2	Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

10.3	Form of Award Notice for Emissions Reduction Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

Table of Content

Exhibit Number	Description of Exhibit
31.2	Written statements of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2024 and 2023.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2024 and 2023, (iii) the Consolidated Balance Sheets at December 31, 2024 and September 30, 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  January 30, 2025