Form 10-Q
period 2025-03-31
NATIONAL FUEL GAS CO
filed 2025-05-01
CIK 70145

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 30, 2025: 90,351,976 shares.

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

Table of Content
Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2025	2024	2025	2024
INCOME
Operating Revenues:
Utility Revenues	$343,574	$290,198	$571,998	$492,119
Exploration and Production and Other Revenues	311,958	264,614	560,818	518,633
Pipeline and Storage and Gathering Revenues	74,418	75,127	146,616	144,549
	729,950	629,939	1,279,432	1,155,301

Operating Expenses:
Purchased Gas	135,338	105,940	200,675	162,491
Operation and Maintenance:
Utility	63,447	59,288	118,691	112,993
Exploration and Production and Other	35,059	32,794	68,600	67,620
Pipeline and Storage and Gathering	42,363	39,340	78,304	74,303
Property, Franchise and Other Taxes	25,214	23,019	47,270	45,434
Depreciation, Depletion and Amortization	111,277	118,935	220,647	234,725
Impairment of Assets	—	—	141,802	—
	412,698	379,316	875,989	697,566
Operating Income	317,252	250,623	403,443	457,735
Other Income (Expense):
Other Income (Deductions)	15,232	6,070	22,952	9,801
Interest Expense on Long-Term Debt	(39,662)	(28,453)	(73,024)	(56,915)
Other Interest Expense	(5,095)	(6,636)	(9,476)	(12,910)
Income Before Income Taxes	287,727	221,604	343,895	397,711
Income Tax Expense	71,369	55,332	82,551	98,419

Net Income Available for Common Stock	216,358	166,272	261,344	299,292

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,698,648	1,973,279	1,727,326	1,885,856
	1,915,006	2,139,551	1,988,670	2,185,148
Share Repurchases under Repurchase Plan	(13,085)	(3,816)	(40,078)	(3,816)
Dividends on Common Stock	(46,555)	(45,563)	(93,226)	(91,160)
Balance at March 31	$1,855,366	$2,090,172	$1,855,366	$2,090,172

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$2.39	$1.81	$2.88	$3.25
Diluted:
Net Income Available for Common Stock	$2.37	$1.80	$2.86	$3.24
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	90,500,162	92,114,415	90,640,333	92,011,772
Used in Diluted Calculation	91,176,327	92,512,447	91,312,334	92,478,604
Dividends Per Common Share:
Dividends Declared	$0.515	$0.495	$1.030	$0.990
See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars)	2025	2024	2025	2024
Net Income Available for Common Stock	$216,358	$166,272	$261,344	$299,292
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(209,046)	71,164	(262,562)	260,331
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	8,160	(60,148)	(21,344)	(79,857)
Other Comprehensive Income (Loss), Before Tax	(200,886)	11,016	(283,906)	180,474
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(56,260)	19,746	(70,663)	72,232
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	2,196	(16,689)	(5,744)	(22,158)
Income Taxes – Net	(54,064)	3,057	(76,407)	50,074
Other Comprehensive Income (Loss)	(146,822)	7,959	(207,499)	130,400
Comprehensive Income	$69,536	$174,231	$53,845	$429,692

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	September 30, 2024
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$14,834,817	$14,524,798
Less - Accumulated Depreciation, Depletion and Amortization	7,487,618	7,185,593
	7,347,199	7,339,205
Current Assets
Cash and Temporary Cash Investments	39,954	38,222
Cash Held in Trust for Bondholders	51,352	—
Receivables – Net of Allowance for Uncollectible Accounts of $23,451 and $26,194, Respectively	291,132	127,222
Unbilled Revenue	49,077	15,521
Gas Stored Underground	6,413	35,055
Materials and Supplies - at average cost	48,451	47,670
Unrecovered Purchased Gas Costs	3,562	—
Other Current Assets	78,532	92,229
	568,473	355,919

Other Assets
Recoverable Future Taxes	88,623	80,084
Unamortized Debt Expense	7,166	5,604
Other Regulatory Assets	118,800	108,022
Deferred Charges	69,572	69,662
Other Investments	71,958	81,705
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	194,325	180,230
Fair Value of Derivative Financial Instruments	45	87,905
Other	8,326	5,958
	564,291	624,646

Total Assets	$8,479,963	$8,319,770

Table of Content
See Notes to Condensed Consolidated Financial Statements
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	September 30, 2024
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 90,397,698 Shares and 91,005,993 Shares, Respectively	$90,398	$91,006
Paid in Capital	1,042,822	1,045,487
Earnings Reinvested in the Business	1,855,366	1,727,326
Accumulated Other Comprehensive Loss	(222,975)	(15,476)
Total Comprehensive Shareholders’ Equity	2,765,611	2,848,343
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,381,126	2,188,243
Total Capitalization	5,146,737	5,036,586

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	208,400	90,700
Current Portion of Long-Term Debt	350,000	500,000
Accounts Payable	127,611	165,068
Amounts Payable to Customers	34,393	42,720
Dividends Payable	46,555	46,872
Interest Payable on Long-Term Debt	19,454	27,247
Customer Advances	—	19,373
Customer Security Deposits	30,358	36,265
Other Accruals and Current Liabilities	184,925	162,903
Fair Value of Derivative Financial Instruments	201,464	4,744
	1,203,160	1,095,892

Other Liabilities
Deferred Income Taxes	1,072,436	1,111,165
Taxes Refundable to Customers	302,293	305,645
Cost of Removal Regulatory Liability	300,256	292,477
Other Regulatory Liabilities	140,828	151,452
Other Post-Retirement Liabilities	3,404	3,511
Asset Retirement Obligations	193,802	203,006
Other Liabilities	117,047	120,036
	2,130,066	2,187,292
Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$8,479,963	$8,319,770

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of U.S. Dollars)	2025	2024
OPERATING ACTIVITIES
Net Income Available for Common Stock	$261,344	$299,292
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Assets	141,802	—
Depreciation, Depletion and Amortization	220,647	234,725
Deferred Income Taxes	25,787	65,187
Premiums Paid on Early Redemption of Debt	2,385	—
Stock-Based Compensation	10,487	10,477
Other	14,317	11,874
Change in:
Receivables and Unbilled Revenue	(197,553)	(50,123)
Gas Stored Underground and Materials and Supplies	27,861	25,675
Unrecovered Purchased Gas Costs	(3,562)	—
Other Current Assets	13,737	15,201
Accounts Payable	17,322	(15,641)
Amounts Payable to Customers	(8,327)	13,327
Customer Advances	(19,373)	(21,003)
Customer Security Deposits	(5,907)	1,836
Other Accruals and Current Liabilities	21,528	26,927
Other Assets	(20,282)	(22,165)
Other Liabilities	(28,343)	(9,328)
Net Cash Provided by Operating Activities	473,870	586,261

INVESTING ACTIVITIES
Capital Expenditures	(434,260)	(481,958)
Other	8,881	(1,189)
Net Cash Used in Investing Activities	(425,379)	(483,147)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	117,700	(8,600)
Net Proceeds from Issuance of Long-Term Debt	989,019	—
Shares Repurchased Under Repurchase Plan	(50,471)	(4,230)
Reduction of Long-Term Debt	(954,086)	—
Dividends Paid on Common Stock	(93,543)	(91,048)
Net Repurchases of Common Stock Under Stock and Benefit Plans	(4,026)	(3,914)
Net Cash Provided by (Used in) Financing Activities	4,593	(107,792)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	53,084	(4,678)
Cash, Cash Equivalents, and Restricted Cash at October 1	38,222	55,447
Cash, Cash Equivalents, and Restricted Cash at March 31	$91,306	$50,769

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$58,813	$62,921
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

    The earnings for the six months ended March 31, 2025 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2025.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 8 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company's Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Balance at March 31, 2025	Balance at October 1, 2024	Balance at March 31, 2024	Balance at October 1, 2023

Cash and Temporary Cash Investments	$39,954	$38,222	$50,769	$55,447
Cash Held in Trust for Bondholders	51,352	—	—	—
Cash, Cash Equivalents, and Restricted Cash	$91,306	$38,222	$50,769	$55,447

    The Company considers all highly liquid debt instruments purchased with a maturity date of generally three months or less to be cash equivalents. Cash Held in Trust for Bondholders is the only restricted cash recorded on the Consolidated Balance Sheet and the nature of the restrictions is discussed below in Note 6 – Capitalization under the caption "Long-Term Debt."

Allowance for Uncollectible Accounts. The allowance for uncollectible accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance, the majority of which is in the Utility segment, is determined based on historical experience, the age of customer accounts, other specific information about customer accounts, and the economic and regulatory environment. Account balances have historically been written-off against the allowance approximately twelve months after the account is final billed or when it is anticipated that the receivable will not be recovered. Starting in the quarter ended March 31, 2025, account balances are being written-off against the allowance approximately three months after the account is final billed or when it is anticipated that the receivable will not be recovered. This change in policy resulted in a one-time cumulative adjustment to the allowance.

Table of Content
    Activity in the allowance for uncollectible accounts for the six months ended March 31, 2025 and 2024 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Written-Off	Balance at End of Period
Six Months Ended March 31, 2025
Allowance for Uncollectible Accounts	$26,194	$15,497	$535	$(18,775)	$23,451
Six Months Ended March 31, 2024
Allowance for Uncollectible Accounts	$36,295	$9,766	$468	$(6,834)	$39,695

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year as storage quantities are withdrawn and increases in the third and fourth quarters as storage quantities are replenished.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $27.6 million at March 31, 2025, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Exploration and Production segment, property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center. The Company's capitalized costs relating to exploration and production activities, net of accumulated depreciation, depletion and amortization, were $2.3 billion at both March 31, 2025 and September 30, 2024.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $121.4 million and $201.0 million at March 31, 2025 and September 30, 2024, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying commodity pricing (as adjusted for hedging) to estimated future production of proved reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The commodity prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of first day of the month commodity price for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At March 31, 2025, the ceiling exceeded the book value of the exploration and production properties by approximately $395.5 million. The book value of the exploration and production properties exceeded the ceiling at December 31, 2024. As such, the Company recognized a non-cash, pre-tax impairment charge of $108.3 million for the quarter ended December 31, 2024. A deferred income tax benefit of $29.2 million related to the non-cash impairment charge was also recognized for the quarter ended December 31, 2024. The estimated future net cash flows were increased by $462.4 million for hedging under the ceiling test at March 31, 2025.

    The Exploration and Production segment also has items of property, plant and equipment that are accounted for outside of the provisions of the full cost method of accounting. As discussed in Note 3 – Fair Value Measurements, an impairment charge related to certain water disposal assets was recorded at December 31, 2024.

    The principal assets of the Utility, Pipeline and Storage and Gathering segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities, gathering lines and compressor stations, are recorded at

Table of Content
historical cost. There were no indications of any impairments to property, plant and equipment in the Utility, Pipeline and Storage and Gathering segments at March 31, 2025.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) and changes for the six months ended March 31, 2025 and 2024, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2025
Balance at January 1, 2025	$(4,878)	$(71,275)	$(76,153)
Other Comprehensive Gains and Losses Before Reclassifications	(152,786)	—	(152,786)
Amounts Reclassified From Other Comprehensive Loss	5,964	—	5,964
Balance at March 31, 2025	$(151,700)	$(71,275)	$(222,975)
Six Months Ended March 31, 2025
Balance at October 1, 2024	$55,799	$(71,275)	$(15,476)
Other Comprehensive Gains and Losses Before Reclassifications	(191,899)	—	(191,899)
Amounts Reclassified From Other Comprehensive Loss	(15,600)	—	(15,600)
Balance at March 31, 2025	$(151,700)	$(71,275)	$(222,975)
Three Months Ended March 31, 2024
Balance at January 1, 2024	$127,064	$(59,683)	$67,381
Other Comprehensive Gains and Losses Before Reclassifications	51,418	—	51,418
Amounts Reclassified From Other Comprehensive Income	(43,459)	—	(43,459)
Balance at March 31, 2024	$135,023	$(59,683)	$75,340
Six Months Ended March 31, 2024
Balance at October 1, 2023	$4,623	$(59,683)	$(55,060)
Other Comprehensive Gains and Losses Before Reclassifications	188,099	—	188,099
Amounts Reclassified From Other Comprehensive Income	(57,699)	—	(57,699)
Balance at March 31, 2024	$135,023	$(59,683)	$75,340

Table of Content
Reclassifications Out of Accumulated Other Comprehensive Income (Loss).  The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the six months ended March 31, 2025 and 2024 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($7,834)	$60,184	$21,894	$79,939	Operating Revenues
Foreign Currency Contracts	(326)	(36)	(550)	(82)	Operating Revenues
	(8,160)	60,148	21,344	79,857	Total Before Income Tax
	2,196	(16,689)	(5,744)	(22,158)	Income Tax Expense
	($5,964)	$43,459	$15,600	$57,699	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2025	At September 30, 2024

Prepayments	$12,490	$18,463
Prepaid Property and Other Taxes	23,692	14,187
Federal Income Taxes Receivable	—	8,154
State Income Taxes Receivable	6,171	13,161
Regulatory Assets	36,179	38,264
	$78,532	$92,229

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2025	At September 30, 2024

Accrued Capital Expenditures	$40,449	$47,344
Regulatory Liabilities	16,285	29,352
Reserve for Gas Replacement	27,614	—
Liability for Royalty and Working Interests	30,697	15,007
Federal Income Taxes Payable	8,696	—
Non-Qualified Benefit Plan Liability	14,135	14,135
Other	47,049	57,065
	$184,925	$162,903

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were restricted stock units and performance shares. For the quarter and six months ended March 31, 2025, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 30 securities and 232 securities excluded

Table of Content
as being antidilutive for the quarters ended March 31, 2025 and March 31, 2024, respectively. For both the six months ended March 31, 2025 and March 31, 2024, there were no securities excluded as being antidilutive.

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

Stock-Based Compensation.  The Company granted 239,042 performance shares during the six months ended March 31, 2025. The weighted average fair value of such performance shares was $55.43 per share for the six months ended March 31, 2025. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the six months ended March 31, 2025 include awards that must meet a performance goal related to either relative total return on capital over a three-year performance cycle ("ROC Performance Shares"), methane intensity and greenhouse gas emissions reductions over a three-year performance cycle ("Emissions Performance Shares") or relative total shareholder return over a three-year performance cycle ("TSR Performance Shares"). The performance goal related to the ROC Performance Shares over the three-year performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve-month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these ROC Performance Shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of the ROC Performance Shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.

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

    The Company granted 132,352 restricted stock units during the six months ended March 31, 2025.  The weighted average fair value of such restricted stock units was $58.64 per share for the six months ended March 31, 2025.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified

Table of Content
time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award. The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.

Note 2 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the quarter and six months ended March 31, 2025 and 2024, presented by type of service from each reportable segment.

Quarter Ended March 31, 2025 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$318,404	$—	$—	$—	$—	$—	$318,404
Production of Crude Oil	393	—	—	—	—	—	393
Natural Gas Processing	338	—	—	—	—	—	338
Natural Gas Gathering Service	—	—	65,030	—	—	(61,797)	3,233
Natural Gas Transportation Service	—	82,481	—	45,256	—	(27,538)	100,199
Natural Gas Storage Service	—	25,288	—	—	—	(10,691)	14,597
Natural Gas Residential Sales	—	—	—	257,100	—	—	257,100
Natural Gas Commercial Sales	—	—	—	39,602	—	—	39,602
Natural Gas Industrial Sales	—	—	—	1,937	—	(2)	1,935
Other	657	1,804	—	(3,228)	—	(276)	(1,043)
Total Revenues from Contracts with Customers	319,792	109,573	65,030	340,667	—	(100,304)	734,758
Alternative Revenue Programs	—	—	—	3,026	—	—	3,026
Derivative Financial Instruments	(7,834)	—	—	—	—	—	(7,834)
Total Revenues	$311,958	$109,573	$65,030	$343,693	$—	$(100,304)	$729,950

Six Months Ended March 31, 2025 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$535,863	$—	$—	$—	$—	$—	$535,863
Production of Crude Oil	907	—	—	—	—	—	907
Natural Gas Processing	613	—	—	—	—	—	613
Natural Gas Gathering Service	—	—	126,161	—	—	(119,480)	6,681
Natural Gas Transportation Service	—	163,686	—	72,176	—	(54,719)	181,143
Natural Gas Storage Service	—	50,281	—	—	—	(21,195)	29,086
Natural Gas Residential Sales	—	—	—	413,450	—	—	413,450
Natural Gas Commercial Sales	—	—	—	61,845	—	—	61,845
Natural Gas Industrial Sales	—	—	—	3,275	—	(3)	3,272
Other	1,541	2,219	—	12,512	—	(537)	15,735
Total Revenues from Contracts with Customers	538,924	216,186	126,161	563,258	—	(195,934)	1,248,595
Alternative Revenue Programs	—	—	—	8,943	—	—	8,943
Derivative Financial Instruments	21,894	—	—	—	—	—	21,894
Total Revenues	$560,818	$216,186	$126,161	$572,201	$—	$(195,934)	$1,279,432

Table of Content

Quarter Ended March 31, 2024 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$203,198	$—	$—	$—	$—	$—	$203,198
Production of Crude Oil	524	—	—	—	—	—	524
Natural Gas Processing	303	—	—	—	—	—	303
Natural Gas Gathering Service	—	—	63,993	—	—	(60,076)	3,917
Natural Gas Transportation Service	—	81,273	—	37,841	—	(25,852)	93,262
Natural Gas Storage Service	—	25,343	—	—	—	(11,024)	14,319
Natural Gas Residential Sales	—	—	—	210,392	—	—	210,392
Natural Gas Commercial Sales	—	—	—	30,815	—	—	30,815
Natural Gas Industrial Sales	—	—	—	1,281	—	(2)	1,279
Other	405	1,404	—	(881)	—	(238)	690
Total Revenues from Contracts with Customers	204,430	108,020	63,993	279,448	—	(97,192)	558,699
Alternative Revenue Programs	—	—	—	11,056	—	—	11,056
Derivative Financial Instruments	60,184	—	—	—	—	—	60,184
Total Revenues	$264,614	$108,020	$63,993	$290,504	$—	$(97,192)	$629,939

Six Months Ended March 31, 2024 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$435,859	$—	$—	$—	$—	$—	$435,859
Production of Crude Oil	1,211	—	—	—	—	—	1,211
Natural Gas Processing	570	—	—	—	—	—	570
Natural Gas Gathering Service	—	—	126,581	—	—	(118,068)	8,513
Natural Gas Transportation Service	—	152,891	—	67,126	—	(46,214)	173,803
Natural Gas Storage Service	—	46,635	—	—	—	(20,084)	26,551
Natural Gas Residential Sales	—	—	—	356,938	—	—	356,938
Natural Gas Commercial Sales	—	—	—	51,096	—	—	51,096
Natural Gas Industrial Sales	—	—	—	2,188	—	(3)	2,185
Other	1,054	2,907	—	(1,448)	—	(489)	2,024
Total Revenues from Contracts with Customers	438,694	202,433	126,581	475,900	—	(184,858)	1,058,750
Alternative Revenue Programs	—	—	—	16,612	—	—	16,612
Derivative Financial Instruments	79,939	—	—	—	—	—	79,939
Total Revenues	$518,633	$202,433	$126,581	$492,512	$—	$(184,858)	$1,155,301

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

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $117.3 million for the remainder of fiscal 2025; $220.7 million for fiscal 2026; $203.3 million for fiscal 2027; $151.5 million for fiscal 2028; $122.3 million for fiscal 2029; and $649.1 million thereafter.

Table of Content
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

    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2025 and September 30, 2024.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of March 31, 2025
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$29,300	$—	$—	$—	$29,300
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	16,763	—	(16,763)	—
Over the Counter No Cost Collars – Gas	—	626	—	(626)	—
Contingent Consideration for Asset Sale	—	45	—	—	45
Foreign Currency Contracts	—	43	—	(43)	—
Other Investments:
Balanced Equity Mutual Fund	12,210	—	—	—	12,210
Fixed Income Mutual Fund	16,592	—	—	—	16,592
Total	$58,102	$17,477	$—	$(17,432)	$58,147

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$143,625	$—	$(16,763)	$126,862
Over the Counter No Cost Collars – Gas	—	73,510	—	(626)	72,884
Foreign Currency Contracts	—	1,761	—	(43)	1,718
Total	$—	$218,896	$—	$(17,432)	$201,464
Total Net Assets/(Liabilities)	$58,102	$(201,419)	$—	$—	$(143,317)

Table of Content

Recurring Fair Value Measures	At fair value as of September 30, 2024
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$29,238	$—	$—	$—	$29,238
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	76,009	—	(17,198)	58,811
Over the Counter No Cost Collars – Gas	—	32,584	—	(3,774)	28,810
Contingent Consideration for Asset Sale	—	729	—	—	729
Foreign Currency Contracts	—	281	—	(726)	(445)
Other Investments:
Balanced Equity Mutual Fund	19,523	—	—	—	19,523
Fixed Income Mutual Fund	17,374	—	—	—	17,374
Total	$66,135	$109,603	$—	$(21,698)	$154,040

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$22,206	$—	$(17,198)	$5,008
Over the Counter No Cost Collars – Gas	—	3,501	—	(3,774)	(273)
Foreign Currency Contracts	—	726	—	(726)	—
Total	$—	$26,433	$—	$(21,698)	$4,735
Total Net Assets/(Liabilities)	$66,135	$83,170	$—	$—	$149,305

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

    The following table presents impairments of assets associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy as of March 31, 2025 and 2024 (in thousands):

				Impairments
Nonrecurring Fair Value Measures				Six Months Ended March 31,
	Segment	Date of Measurement	Fair Value	2025	2024
Impairment of Assets:
Water Disposal Assets	Exploration and Production	December 31, 2024	$12,880	$33,453	$—

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

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at March 31, 2025 and September 30, 2024 include natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s Exploration and Production segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2025, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

Table of Content
    Derivative financial instruments reported in Level 2 at March 31, 2025 also includes the contingent consideration associated with the sale of the Exploration and Production segment's California assets on June 30, 2022. The terms of the purchase and sale agreement specified that the Company could receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated at $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The calendar 2023 and 2024 contingency periods expired with the ICE Brent Average falling below $95 per barrel each calendar year. The fair value of the contingent consideration was calculated using a Monte Carlo simulation model that uses observable inputs, including the ICE Brent closing price as of the valuation date, initial and max trigger price, volatility, risk-free rate, time of maturity and counterparty risk.

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

	March 31, 2025		September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,731,126	$2,693,180	$2,688,243	$2,656,888

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At March 31, 2025	At September 30, 2024

Life Insurance Contracts	$43,150	$44,808
Equity Mutual Fund	12,210	19,523
Fixed Income Mutual Fund	16,592	17,374
	$71,952	$81,705

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

Table of Content
    On June 30, 2022, the Company completed the sale of Seneca’s California assets. The terms of the purchase and sale agreement specified that the Company could receive up to three annual contingent payments between calendar year 2023 and calendar year 2025, not to exceed $10 million per year, with the amount of each annual payment calculated as $1.0 million for each $1 per barrel that the ICE Brent Average for each calendar year exceeds $95 per barrel up to $105 per barrel. The calendar 2023 and 2024 contingency periods expired with the ICE Brent Average falling below $95 per barrel each calendar year. The Company has determined that this contingent consideration meets the definition of a derivative under the authoritative accounting guidance. Changes in the fair value of this contingent consideration are marked-to-market each reporting period, with changes in fair value recognized in Other Income (Deductions) on the Consolidated Statement of Income. The fair value of this contingent consideration was estimated to be less than $0.1 million and $0.7 million at March 31, 2025 and September 30, 2024, respectively. A $0.7 million mark-to-market adjustment to reduce the fair value of the contingent consideration was recorded during the six months ended March 31, 2025.

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2025 and September 30, 2024.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of March 31, 2025, the Company had 422.6 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.

    As of March 31, 2025, the Company was hedging a total of $50.4 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of March 31, 2025, the Company had $151.7 million of net hedging losses after taxes included in the accumulated other comprehensive income (loss) balance. Of this amount, it is expected that $116.6 million of unrealized losses after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2025 and 2024 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				March 31,
	2025	2024		2025	2024
Commodity Contracts	$(208,829)	$71,876	Operating Revenue	$(7,834)	$60,184
Foreign Currency Contracts	(217)	(712)	Operating Revenue	(326)	(36)
Total	$(209,046)	$71,164		$(8,160)	$60,148

Table of Content

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2025 and 2024 (Thousands of Dollars)
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
(Loss) Reclassified from
Accumulated Other
Comprehensive Income (Loss) on
the Consolidated Balance Sheet
into the Consolidated Statement of
Income for the
 Six Months Ended
				March 31,
	2025	2024		2025	2024
Commodity Contracts	$(260,738)	$259,865	Operating Revenue	$21,894	$79,939
Foreign Currency Contracts	(1,824)	466	Operating Revenue	(550)	(82)
Total	$(262,562)	$260,331		$21,344	$79,857

Credit Risk

    The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with eighteen counterparties. The majority of the Company's counterparties are financial institutions and energy traders. Certain counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit that could be extended to the Company when it is in a derivative financial liability position would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required.  At March 31, 2025, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $147.3 million according to the Company's internal model (discussed in Note 3 – Fair Value Measurements), and no hedging collateral deposits were required to be posted by the Company at March 31, 2025.  Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 5 – Income Taxes

    The effective tax rates for the quarters ended March 31, 2025 and March 31, 2024 were 24.8% and 25.0%, respectively.

    The effective tax rates for the six months ended March 31, 2025 and March 31, 2024 were 24.0% and 24.7%, respectively. The change in the effective income tax rate was primarily driven by the impact of the impairment of the exploration and production properties under the ceiling test, as well as an impairment of certain water disposal assets, both of which were recorded in the quarter ended December 31, 2024, which resulted in a smaller income tax expense on income before income taxes to be recorded during the six months ended March 31, 2025.

Table of Content
Note 6 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at January 1, 2025	90,613	$90,613	$1,039,705	$1,698,648	$(76,153)
Net Income Available for Common Stock				216,358
Dividends Declared on Common Stock ($0.515 Per Share)				(46,555)
Other Comprehensive Loss, Net of Tax					(146,822)
Share-Based Payment Expense (1)			5,135
Common Stock Issued Under Stock and Benefit Plans	11	11	604
Share Repurchases Under Repurchase Plan	(226)	(226)	(2,622)	(13,085)
Balance at March 31, 2025	90,398	$90,398	$1,042,822	$1,855,366	$(222,975)

Balance at October 1, 2024	91,006	$91,006	$1,045,487	$1,727,326	$(15,476)
Net Income Available for Common Stock				261,344
Dividends Declared on Common Stock ($1.03 Per Share)				(93,226)
Other Comprehensive Loss, Net of Tax					(207,499)
Share-Based Payment Expense (1)			9,225
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	167	167	(2,906)
Share Repurchases Under Repurchase Plan	(775)	(775)	(8,984)	(40,078)
Balance at March 31, 2025	90,398	$90,398	$1,042,822	$1,855,366	$(222,975)

Balance at January 1, 2024	92,116	$92,116	$1,041,226	$1,973,279	$67,381
Net Income Available for Common Stock				166,272
Dividends Declared on Common Stock ($0.495 Per Share)				(45,563)
Other Comprehensive Income, Net of Tax					7,959
Share-Based Payment Expense (1)			5,222
Common Stock Issued Under Stock and Benefit Plans	12	12	569
Share Repurchases Under Repurchase Plan	(96)	$(96)	$(1,088)	$(3,816)
Balance at March 31, 2024	92,032	$92,032	$1,045,929	$2,090,172	$75,340

Balance at October 1, 2023	91,819	$91,819	$1,040,761	$1,885,856	$(55,060)
Net Income Available for Common Stock				299,292
Dividends Declared on Common Stock ($0.99 Per Share)				(91,160)
Other Comprehensive Income, Net of Tax					130,400
Share-Based Payment Expense (1)			9,356
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	309	309	(3,100)
Share Repurchases Under Repurchase Plan	(96)	$(96)	$(1,088)	$(3,816)
Balance at March 31, 2024	92,032	$92,032	$1,045,929	$2,090,172	$75,340

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Table of Content
Common Stock.  Common stock share activity during the six months ended March 31, 2025 consisted of the following items:

Six Months Ended March 31, 2025
Vesting of Restricted Stock Units	120,228
Vesting of Performance Shares	89,843
Issuance of Common Stock Pursuant to the Company's Non-Employee Director Equity Compensation Plan and Deferred Compensation Plan for Directors and Officers	20,469
Shares Tendered to Pay Withholding Taxes on Stock-Based Compensation Awards (1)	(64,067)
Common Stock Issued Under Stock and Benefit Plans	166,473
Share Repurchases Under Repurchase Plan	(774,768)
Total Net Shares Repurchased During the Six Months Ended March 31, 2025	(608,295)
(1)    The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

    On March 8, 2024, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of $200 million in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. During the six months ended March 31, 2025, the Company executed transactions to repurchase 774,768 shares at an average price of $63.74 per share, for a total cost of $49.8 million (including broker fees and excise taxes). Share repurchases that settled during the six months ended March 31, 2025 were funded with cash provided by operating activities and/or short-term borrowings. In the future, it is expected that this share repurchase program will continue to be funded with cash provided by operating activities and/or through the use of short-term borrowings.

Short-Term Borrowings. The Company is a party to a syndicated Credit Agreement (as amended from time to time, the “Credit Agreement”) that provides a $1.0 billion unsecured committed revolving credit facility. In January 2025, the Company and the eleven banks in the syndicate consented to a second one-year extension of the maturity date of the Credit Agreement, such that the Company has aggregate commitments available under the Credit Agreement in the full amount of $1.0 billion through February 23, 2029.

Current Portion of Long-Term Debt. The Current Portion of Long-Term Debt at March 31, 2025 consisted of $50.0 million of 7.38% notes that mature in June 2025 and $300.0 million of long-term delayed draw term loans that mature in February 2026. The Current Portion of Long-Term Debt at September 30, 2024 consisted of $50.0 million of 7.38% notes that mature in June 2025 and $450.0 million of 5.20% notes with a maturity date in July 2025. As discussed below, the Company placed $50.0 million (plus interest) in trust for the benefit of holders of the 7.38% notes that mature in June 2025 and redeemed the $450.0 million of 5.20% notes on March 6, 2025.

Long-Term Debt. On February 19, 2025, the Company issued $500.0 million of 5.50% notes due March 15, 2030 and $500.0 million of 5.95% notes due March 15, 2035. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $495.4 million and $493.6 million, respectively. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade. Additionally, the interest rate payable on the notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 7.50% on the 5.50% notes and 7.95% on the 5.95% notes, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company's credit rating is subsequently upgraded. The proceeds of these debt issuances were used for general corporate purposes, including the March 6, 2025 redemptions of $450.0 million of the Company's 5.20% notes that were scheduled to mature in July 2025 and $500.0 million of the Company's 5.50% notes that were scheduled to mature in January 2026. The Company redeemed those notes for $450.8 million and $503.3 million, respectively, plus accrued interest. In the Exploration and Production and Gathering segments, the call premiums of $0.6 million for the redemption of the 5.20% notes and $1.8 million for the redemption of the 5.50% notes, were recorded to Interest Expense on Long-Term Debt on the Consolidated Income Statement during the quarter ended March 31, 2025, and in the Pipeline and Storage segment, the call premiums of $0.2 million for the 5.20% notes redeemed and $1.5 million for the 5.50% notes redeemed were recorded to Unamortized Debt Expense on the Consolidated Balance Sheet as of March 31, 2025. The remaining proceeds of the debt issuances were used to repay a portion

Table of Content
of short-term borrowings the Company incurred to fund a trust for the benefit of holders of the 7.38% notes outstanding under the Company's 1974 indenture, as discussed below.

    Prior to the long-term debt issuances discussed above, the Company placed a total of $53.2 million in trust during the quarter ended March 31, 2025 for the benefit of holders of the 7.38% notes outstanding under the Company’s 1974 indenture. This included $50.0 million in principal and $3.2 million in interest (of which $1.8 million of interest was subsequently paid out of the trust in February 2025) related to long-term debt issued in June 1995 under the 1974 indenture, with a maturity date of June 13, 2025. The funds held in trust are recorded on the consolidated balance sheet as "Cash Held in Trust for Bondholders" as of March 31, 2025. Placing these funds in trust, in an amount equal to the future principal and interest payments due on the 7.38% notes, enabled the Company to cancel and discharge the 1974 indenture, effectively relieving the Company from its obligations to comply with the 1974 indenture’s covenants.

Delayed Draw Term Loan. On February 14, 2024, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with six lenders, all of which are lenders under the Credit Agreement. The Term Loan Agreement provides a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company has the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. The Company used the proceeds for general corporate purposes, which included the redemption of outstanding commercial paper. Borrowings under the Term Loan Agreement currently bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%. The current weighted average locked-in interest rate is 5.79% until mid-May 2025.

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

    At March 31, 2025, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $3.7 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at March 31, 2025. The Company has a regulatory liability of $2.7 million related to environmental clean-up costs at March 31, 2025 and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

    The data presented in the tables below reflect financial information for the segments and reconcile to consolidated amounts.  As stated in the 2024 Form 10-K, the Company evaluates segment performance based on income before discontinued operations (when applicable).  When this is not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2024 Form 10-K.  A listing of segment assets at March 31, 2025 and September 30, 2024 is shown in the tables below.

Table of Content

Quarter Ended March 31, 2025 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$311,958	$71,185	$3,233	$343,574	$729,950	$—	$—	$729,950
Intersegment Revenues	$—	$38,388	$61,797	$119	$100,304	$—	$(100,304)	$—
Segment Profit: Net Income (Loss)	$97,828	$31,707	$26,342	$63,544	$219,421	$(271)	$(2,792)	$216,358

Six Months Ended March 31, 2025 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$560,818	$139,935	$6,681	$571,998	$1,279,432	$—	$—	$1,279,432
Intersegment Revenues	$—	$76,251	$119,480	$203	$195,934	$—	$(195,934)	$—
Segment Profit: Net Income (Loss)	$51,051	$64,162	$53,487	$96,043	$264,743	$(465)	$(2,934)	$261,344

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2025	$2,551,961	$2,455,903	$1,010,473	$2,530,906	$8,549,243	$8,384	$(77,664)	$8,479,963
At September 30, 2024	$2,644,820	$2,446,243	$987,103	$2,398,709	$8,476,875	$6,227	$(163,332)	$8,319,770

Quarter Ended March 31, 2024 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$264,614	$71,210	$3,917	$290,198	$629,939	$—	$—	$629,939
Intersegment Revenues	$—	$36,810	$60,076	$306	$97,192	$—	$(97,192)	$—
Segment Profit: Net Income (Loss)	$62,065	$30,737	$28,706	$44,739	$166,247	$(96)	$121	$166,272

Six Months Ended March 31, 2024 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$518,633	$136,036	$8,513	$492,119	$1,155,301	$—	$—	$1,155,301
Intersegment Revenues	$—	$66,397	$118,068	$393	$184,858	$—	$(184,858)	$—
Segment Profit: Net Income (Loss)	$114,548	$54,792	$57,531	$71,289	$298,160	$(217)	$1,349	$299,292

Table of Content
Note 9 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2025	2024	2025	2024

Service Cost	$1,023	$1,049	$130	$109
Interest Cost	9,223	10,890	3,625	3,890
Expected Return on Plan Assets	(14,647)	(17,086)	(6,536)	(6,660)
Amortization of Prior Service Cost (Credit)	76	91	(107)	(107)
Amortization of (Gains) Losses	1,620	(335)	9	(567)
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(2,946)	4,057	(4,158)	1,769

Net Periodic Benefit Cost (Income)	$(5,651)	$(1,334)	$(7,037)	$(1,566)

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2025	2024	2025	2024

Service Cost	$2,046	$2,098	$259	$217
Interest Cost	18,446	21,779	7,251	7,780
Expected Return on Plan Assets	(29,293)	(34,172)	(13,072)	(13,321)
Amortization of Prior Service Cost (Credit)	151	181	(214)	(214)
Amortization of (Gains) Losses	3,240	(669)	18	(1,133)
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(3,111)	8,116	(4,885)	4,008

Net Periodic Benefit Cost (Income)	$(8,521)	$(2,667)	$(10,643)	$(2,663)

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

Employer Contributions.    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the six months ended March 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2025. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the six months ended March 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2025.

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

Table of Content
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

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the quarter ended March 31, 2025, Distribution Corporation recovered $0.2 million from customers.

FERC Jurisdiction

    Supply Corporation’s rate settlement, approved June 11, 2024, provides that Supply Corporation may make a rate filing for new rates to be effective at any time. As well, any party can make a filing under NGA Section 5. Supply Corporation has no rate case currently on file.

    On March 17, 2025, FERC approved an amendment to Empire's 2019 rate case settlement, which provides for a modest reduction in Empire’s transportation unit rates, effective November 1, 2025. Based on current contracts, this settlement amendment is estimated to decrease Empire's revenues on a yearly basis by approximately $0.5 million. As well, the revenue sharing mechanism under the 2019 rate case settlement was adjusted and Empire committed to undertake greenhouse gas and reliability reporting. Empire will not be able to file a new Section 4 rate case before April 30, 2027 and is required to file a Section 4 rate case by May 31, 2031.

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

    The Company has continued to pursue development projects to expand its Pipeline and Storage segment. One project on Supply Corporation’s system, referred to as the Tioga Pathway Project, is an expansion and modernization project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity

Table of Content
lease, providing access to Mid-Atlantic markets. Supply Corporation filed a Section 7 (c) application with FERC for the project on August 21, 2024 and on February 13, 2025, the FERC issued the Environmental Assessment for the project. The Tioga Pathway Project has a target in-service date in late calendar 2026 and a preliminary cost estimate of approximately $101 million. The Tioga Pathway Project is discussed in more detail in the Capital Resources and Liquidity section that follows.

    From a rate perspective, Distribution Corporation, in its New York jurisdiction, reached a settlement with the parties to its rate case proceeding. On December 19, 2024, the NYPSC issued an order approving the settlement. The settlement, effective January 1, 2025, establishes a three-year rate plan that reflects a return on equity of 9.7% and authorizes a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. The settlement also includes standard make-whole language allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. In addition, on March 17, 2025, FERC approved an amendment to Empire's 2019 rate case settlement. This settlement amendment is estimated to decrease Empire's revenues on a yearly basis by approximately $0.5 million. For further discussion of Distribution Corporation and Empire rate matters, refer to the Rate Matters section below.

    As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its exploration and production properties and that book value is subject to a quarterly ceiling test. In addition to the non-cash impairment charges under the ceiling test that the Company recorded during fiscal 2024, the Company recorded a non-cash impairment charge under the ceiling test during the quarter ended December 31, 2024 of $108.3 million ($79.1 million after-tax). At March 31, 2025, the ceiling exceeded the book value of the exploration and production properties, and thus, did not result in an impairment charge for the quarter ended March 31, 2025. Please refer to the Critical Accounting Estimates section below for more details on this matter and a sensitivity analysis concerning commodity price changes.

    From a financing perspective, on February 19, 2025, the Company issued $500.0 million of 5.50% notes due March 15, 2030 and $500.0 million of 5.95% notes due March 15, 2035. The proceeds of these debt issuances were used for general corporate purposes, including the March 2025 redemptions of $450.0 million of the Company's 5.20% notes that were scheduled to mature in July 2025 and $500.0 million of the Company's 5.50% notes that were scheduled to mature in January 2026. The Company redeemed those notes for $450.8 million and $503.3 million, respectively, plus accrued interest. The remaining proceeds of the debt issuances were used to repay a portion of short-term borrowings the Company incurred to fund a trust for the benefit of holders of the 7.38% notes outstanding under the Company's 1974 indenture, as discussed below. For further details of these matters, refer to the Capital Resources and Liquidity section below.

    Prior to the long-term debt issuances discussed above, the Company placed a total of $53.2 million in trust during the quarter ended March 31, 2025 for the benefit of holders of the 7.38% notes outstanding under the Company’s 1974 indenture. This included $50.0 million in principal and $3.2 million in interest related to long-term debt issued in June 1995 under the 1974 indenture, with a maturity date of June 13, 2025. Placing these funds in trust, in an amount equal to the future principal and interest payments due on the 7.38% notes, enabled the Company to cancel and discharge the 1974 indenture, effectively relieving the Company from its obligations to comply with the 1974 indenture’s covenants. For further discussion of this matter, refer to the Capital Resources and Liquidity section below.

    The Company is a party to a syndicated Credit Agreement that provides a $1.0 billion unsecured committed revolving credit facility. In January 2025, the Company and the eleven banks in the syndicate of banks under the Credit Agreement consented to a second one-year extension on the maturity date of the Credit Agreement, such that the Company has aggregate commitments available under the Credit Agreement in the full amount of $1.0 billion through February 23, 2029.

    The Company began repurchasing outstanding shares of its common stock during the quarter ended March 31, 2024 under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of $200 million of its outstanding common stock in the open market or through privately negotiated transactions. Given the recent macroeconomic uncertainty, as well as increased volatility in the natural gas market, the Company has slowed its pace of repurchases. During the six months ended March 31, 2025, the Company executed transactions to repurchase 774,768 shares at an average price of $63.74 per share, for a total cost of $49.8 million (including broker fees and excise taxes). As of March 31, 2025, the Company has repurchased 1,921,027 shares under the share repurchase program at an average price of $59.32, for a total cost of $115.0 million (including broker fees and excise taxes). These matters are discussed further in the Capital Resources and Liquidity section that follows.

    The Company expects to use cash on hand, cash from operations, and short-term and long-term borrowings, as needed, to meet its financing needs for the remainder of fiscal 2025. The Company continues to evaluate these financing needs and

Table of Content
options to meet them. Given the current economic conditions, which include continued inflationary pressures, volatile interest rates and the ongoing impacts of federal policy changes, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs.

CRITICAL ACCOUNTING ESTIMATES

    For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2024 Form 10-K. There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its exploration and production properties, with natural gas properties in the Appalachian Region being the primary component after the fiscal 2022 sale of the Company's California exploration and production properties. In accordance with the full cost methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's exploration and production reserves based on an unweighted arithmetic average of first day of the month commodity prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s exploration and production properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor.  If the book value of the exploration and production properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of such properties to the calculated ceiling. At March 31, 2025, the ceiling exceeded the book value of the exploration and production properties by approximately $395.5 million. The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2025, based on the quoted Henry Hub spot price for natural gas, was $2.44 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for the twelve months ended March 31, 2025. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.) In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices in the twelve-month period used at March 31, 2025 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company's exploration and production properties by approximately $16.4 million (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

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

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $216.4 million for the quarter ended March 31, 2025 compared to earnings of $166.3 million for the quarter ended March 31, 2024.  The increase in earnings of $50.1 million is primarily the result of higher earnings in the Exploration and Production segment and Utility segment, as well as the Pipeline and Storage segment. Lower earnings in the Gathering segment and losses in the Corporate and All Other categories partially offset these increases.

    The Company's earnings were $261.3 million for the six months ended March 31, 2025 compared to earnings of $299.3 million for the six months ended March 31, 2024. The decrease in earnings of $38.0 million is primarily the result of lower earnings in the Exploration and Production segment and Gathering segment, along with losses in the Corporate and All Other categories. Higher earnings in the Utility segment and Pipeline and Storage segment partially offset these decreases.

    The Company's earnings for the six months ended March 31, 2025 included non-cash impairment charges of $141.8 million ($103.6 million after-tax) in the Exploration and Production segment, consisting mostly of ceiling test impairment charges of $108.3 million ($79.1 million after-tax), as discussed above. The remaining charges are related to the impairment of certain water disposal assets. Note that all amounts used in earnings discussions are after-tax amounts, unless otherwise noted.

Table of Content

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Exploration and Production	$97,828	$62,065	$35,763	$51,051	$114,548	$(63,497)
Pipeline and Storage	31,707	30,737	970	64,162	54,792	9,370
Gathering	26,342	28,706	(2,364)	53,487	57,531	(4,044)
Utility	63,544	44,739	18,805	96,043	71,289	24,754
Total Reportable Segments	219,421	166,247	53,174	264,743	298,160	(33,417)
All Other	(271)	(96)	(175)	(465)	(217)	(248)
Corporate	(2,792)	121	(2,913)	(2,934)	1,349	(4,283)
Total Consolidated	$216,358	$166,272	$50,086	$261,344	$299,292	$(37,948)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Gas Produced in Appalachia (after Hedging)	$310,570	$263,382	$47,188	$557,757	$515,798	$41,959
Other	1,388	1,232	156	3,061	2,835	226
	$311,958	$264,614	$47,344	$560,818	$518,633	$42,185

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Gas Production per MMcf	105,514	102,883	2,631	203,232	203,640	(408)

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Average Gas Price/Mcf
Weighted Average	$3.02	$1.98	$1.04	$2.64	$2.14	$0.50
Weighted Average After Hedging	$2.94	$2.56	$0.38	$2.74	$2.53	$0.21

2025 Compared with 2024

    Operating revenues for the Exploration and Production segment increased $47.3 million for the quarter ended March 31, 2025 as compared with the quarter ended March 31, 2024. Gas production revenue after hedging increased $47.2 million due to the impact of a 2.6 Bcf increase in natural gas production combined with a $0.38 per Mcf increase in the weighted average price of natural gas after hedging. The increase in natural gas production was largely due to pads recently turned in line in the Appalachian region.

Table of Content
    Operating revenues for the Exploration and Production segment increased $42.2 million for the six months ended March 31, 2025 as compared with the six months ended March 31, 2024. Gas production revenue after hedging increased $42.0 million due to the impact of a $0.21 per Mcf increase in the weighted average price of natural gas after hedging, partially offset by a 0.4 Bcf decrease in natural gas production. The minor decrease in natural gas production for the six months ended March 31, 2025 as compared with the six months ended March 31, 2024 is due to the timing of turned in line production.

    The Exploration and Production segment's earnings for the quarter ended March 31, 2025 were $97.8 million, an increase of $35.7 million when compared with earnings of $62.1 million for the quarter ended March 31, 2024. The $35.7 million increase can be attributed to the following factors:

	(Millions)
Higher natural gas prices after hedging	$32.0
Higher natural gas production	5.3
Lower depletion expense	7.0	(1)
Higher income tax expense	(2.3)	(2)
Higher operating expenses	(1.9)	(3)
Higher lease operating and transportation expenses	(1.2)	(4)
Premiums paid on early redemption of debt	(1.0)	(5)
Higher other tax expense	(1.0)	(6)
Change in mark to market adjustment on contingent consideration received as part of the 2022 California asset sale	(0.6)	(7)
Other items	(0.6)
	$35.7

(1)The decrease in depletion expense was primarily due to ceiling test impairments recorded in the third and fourth quarters of fiscal 2024 as well as the first quarter of fiscal 2025 that lowered Seneca’s full cost pool depletable base.
(2)The increase in income tax expense was primarily driven by an increase in state income tax expense due to higher pre-tax income.
(3)The increase in operating expenses is mainly attributed to higher personnel and technology-related costs.
(4)The increase in lease operating and transportation expenses was primarily the result of higher gathering and transportation costs.
(5)Represents the Exploration and Production segment’s share of the premiums paid by the Company to redeem $450 million of the Company’s 5.20% notes that were scheduled to mature in July 2025 and $500 million of the Company’s 5.50% notes that were scheduled to mature in January 2026.
(6)The increase in other tax expense was primarily attributable to higher Impact Fees in the Appalachian region as the Company moved into a higher rate tier due to higher NYMEX pricing.
(7)Unrealized loss of $0.2 million recognized during the quarter ended March 31, 2025 compared to an unrealized gain of $0.4 million recognized during the quarter ended March 31, 2024.

Table of Content
    The Exploration and Production segment's earnings for the six months ended March 31, 2025 were $51.1 million, a decrease of $63.4 million when compared with earnings of $114.5 million for the six months ended March 31, 2024. The $63.4 million decrease can be attributed to the following factors:

	(Millions)
Non-cash impairments of assets	$(103.6)	(1)
Higher income tax expense	(2.3)	(2)
Lower other income	(1.9)	(3)
Earnings reduction associated with remeasurement of state deferred income taxes due to ceiling test impairment	(1.0)
Higher operating expenses	(1.7)	(4)
Premiums paid on early redemption of debt	(1.0)	(5)
Lower natural gas production	(0.8)
Higher other tax expense	(0.7)	(6)
Higher natural gas prices after hedging	34.0
Lower depletion expense	13.8	(7)
Change in mark to market adjustment on contingent consideration received as part of the 2022 California asset sale	2.2	(8)
Other items	(0.4)
	$(63.4)

(1)Includes a ceiling test impairment of $79.1 million and a $24.5 million impairment of certain water disposal assets recorded during the quarter ended December 31, 2024.
(2)The increase in income tax expense was primarily driven by an increase in state income tax expense due to higher pre-tax income before impairments.
(3)The decrease in other income is mainly attributable to non-recurrence of business interruption insurance proceeds received during the quarter ended December 31, 2023 related to a pipeline outage impacting Seneca’s ability to market gas.
(4)The increase in operating expenses is mainly attributed to higher personnel and technology-related costs.
(5)Represents the Exploration and Production segment’s share of the premiums paid by the Company to redeem $450 million of the Company’s 5.20% notes that were scheduled to mature in July 2025 and $500 million of the Company’s 5.50% notes that were scheduled to mature in January 2026.
(6)The increase in other tax expense was primarily attributable to higher Impact Fees in the Appalachian region as the Company moved into a higher rate tier due to higher NYMEX pricing.
(7)The decrease in depletion expense was primarily due to ceiling test impairments recorded in the third and fourth quarters of fiscal 2024 as well as the first quarter of fiscal 2025 that lowered Seneca’s full cost pool depletable base.
(8)Unrealized loss of $0.5 million recognized during the six months ended March 31, 2025 compared to an unrealized loss of $2.7 million recognized during the six months ended March 31, 2024.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Firm Transportation	$82,224	$80,979	$1,245	$163,310	$152,475	$10,835
Interruptible Transportation	257	294	(37)	376	416	(40)
	82,481	81,273	1,208	163,686	152,891	10,795
Firm Storage Service	25,288	25,343	(55)	50,281	46,634	3,647
Interruptible Storage Service	—	—	—	—	1	(1)
Other	1,804	1,404	400	2,219	2,907	(688)
	$109,573	$108,020	$1,553	$216,186	$202,433	$13,753

Table of Content

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Firm Transportation	234,730	222,258	12,472	437,612	422,359	15,253
Interruptible Transportation	454	1,271	(817)	515	1,389	(874)
	235,184	223,529	11,655	438,127	423,748	14,379

2025 Compared with 2024

    Operating revenues for the Pipeline and Storage segment increased $1.6 million for the quarter ended March 31, 2025 as compared with the quarter ended March 31, 2024. The $1.2 million increase in transportation revenues was primarily attributable to an increase in Supply Corporation's transportation rates effective February 1, 2024, in accordance with Supply Corporation's rate case settlement. The settlement was approved by FERC on June 11, 2024. This increase was partially offset by the impact of a final true-up adjustment recorded in the quarter ended March 31, 2024 to the surcharge for pipeline safety and greenhouse gas costs that ended effective February 1, 2024. The $0.4 million increase in other revenues is primarily due to the recognition of a gain on the sale of base gas during the quarter ended March 31, 2025, combined with an adjustment to match electric surcharge revenues to electric power costs recorded in operation and maintenance expense.

    Operating revenues for the Pipeline and Storage segment increased $13.8 million for the six months ended March 31, 2025 as compared with the six months ended March 31, 2024. The $10.8 million increase in transportation revenues and $3.6 million increase in storage revenues was primarily attributable to an increase in Supply Corporation's transportation and storage rates effective February 1, 2024 in accordance with the aforementioned Supply Corporation rate case settlement and partially offset by the impact of a final true-up adjustment recorded in the quarter ended March 31, 2024 to the surcharge for pipeline safety and greenhouse gas costs that ended effective February 1, 2024. The increase in transportation revenues was also partially offset by a decline in revenues associated with miscellaneous contract terminations and revisions. The $0.7 million decrease in other revenues primarily reflects lower cashout revenues, which are completely offset by purchased gas expense, and an adjustment to match electric surcharge revenues to electric power costs recorded in operation and maintenance expense, partially offset by the recognition of a gain on the sale of base gas during the quarter ended March 31, 2025.

    Transportation volume for the quarter and six months ended March 31, 2025 increased by 11.7 Bcf and 14.4 Bcf, respectively, from the prior year's quarter and six month periods. The increase in transportation volume for both the quarter and six months ended March 31, 2025 is primarily due to an increase in volume from a new long-term contract combined with an increase in volume from colder weather. These were partially offset by lower capacity utilization with certain contract shippers and certain contract expirations and revisions. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2025 were $31.7 million, an increase of $1.0 million when compared with earnings of $30.7 million for the quarter ended March 31, 2024. The $1.0 million increase can be attributed to the following factors:

	(Millions)
Higher operating revenues	$1.2
Lower depreciation expense	0.7	(1)
Lower interest expense	0.3	(2)
Higher operating expenses	(1.2)	(3)
	$1.0

(1)The decrease in depreciation expense primarily reflects higher depreciation on compressor station turbines recorded in the prior year second quarter.
(2)The decrease in interest expense was primarily driven by a decrease in intercompany short-term borrowings.

Table of Content
(3)The increase in operating expenses was primarily due to an increase in personnel costs, as well as higher power costs related to Empire’s electric motor drive compressor station. The increase in electric power costs is offset by an equal increase in revenue.

    The Pipeline and Storage segment’s earnings for the six months ended March 31, 2025 were $64.2 million, an increase of $9.4 million when compared with earnings of $54.8 million for the six months ended March 31, 2024. The $9.4 million increase can be attributed to the following factors:

	(Millions)
Higher operating revenues	$10.9
Lower depreciation expense	0.5	(1)
Lower interest expense	0.3	(2)
Higher operating expenses	(2.1)	(3)
Lower other income	(0.6)	(4)
Other items	0.4
	$9.4

(1)The decrease in depreciation expense primarily reflects higher depreciation on compressor station turbines recorded in the prior year six-month period, combined with a reduction in certain Supply Corporation depreciation rates associated with its rate case settlement. These decreases were partially offset by depreciation from new plant placed in service over the past year.
(2)The decrease in interest expense was primarily driven by a decrease in intercompany short-term borrowings, partially offset by a decrease in the allowance for funds used during construction (debt component) driven by lower average construction work in process balances.
(3)The increase in operating expenses was primarily due to an increase in personnel costs, as well as an increase in outside services expenses (including compressor and other pipeline maintenance costs) and higher power costs related to Empire’s electric motor drive compressor station. The increase in electric power costs is offset by an equal increase in revenue.
(4)The decrease in other income was primarily driven by a decline in non-service pension and post-retirement benefit income.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Gathering Revenues	$65,030	$63,993	$1,037	$126,161	$126,581	$(420)

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Gathered Volume - (MMcf)	129,771	125,565	4,206	250,732	249,388	1,344

2025 Compared with 2024

    Operating revenues for the Gathering segment increased $1.0 million for the quarter ended March 31, 2025 as compared with the quarter ended March 31, 2024, which was driven primarily by a 4.2 Bcf increase in gathered volume. Gathered volume increased 6.5 Bcf in the Gathering segment's eastern development areas (Tioga and Trout Run), partially offset by a 2.3 Bcf decrease in gathered volume in the Gathering segment's western development area (Clermont). The net

Table of Content
increase in gathered volume can be attributed to an increase in gross natural gas production in the Appalachian region by producers connected to the aforementioned gathering systems.

    Operating revenues for the Gathering segment decreased $0.4 million for the six months ended March 31, 2025 as compared with the six months ended March 31, 2024. Although gathered volume increased 1.3 Bcf over the aforementioned time period, changes in the throughput producer mix drove the decrease in revenue. Gathered volume increased 4.9 Bcf in the Gathering segment's eastern development areas (Tioga and Trout Run), partially offset by a 3.6 Bcf decrease in gathered volume in the Gathering segment's western development area (Clermont). The net increase can be attributed to an increase in gross natural gas production in the Appalachian region by producers connected to the aforementioned gathering systems.

    The Gathering segment’s earnings for the quarter ended March 31, 2025 were $26.3 million, a decrease of $2.4 million when compared with earnings of $28.7 million for the quarter ended March 31, 2024. The $2.4 million decrease can be attributed to the following factors:

	(Millions)
Higher operation and maintenance expense	$(1.2)	(1)
Higher depreciation expense	(1.0)	(2)
Higher other interest expense	(0.9)	(3)
Premiums paid on early redemption of debt	(0.7)	(4)
Higher operating revenues	0.8
Lower income tax expense	0.5	(5)
Other items	0.1
	$(2.4)

(1)The increase in operation and maintenance expense was primarily due to higher compressor repairs and services and higher labor-related costs.
(2)The increase in depreciation expense was largely due to additional plant in-service associated with the Tioga gathering system.
(3)The increase in other interest expense was primarily driven by additional intercompany borrowings.
(4)Represents the Gathering segment’s share of the premiums paid by the Company to redeem $450 million of the Company’s 5.20% notes that were scheduled to mature in July 2025 and $500 million of the Company’s 5.50% notes that were scheduled to mature in January 2026.
(5)The decrease in income tax expense was primarily due to lower state income taxes driven by lower pre-tax income.

    The Gathering segment’s earnings for the six months ended March 31, 2025 were $53.5 million, a decrease of $4.0 million when compared with earnings of $57.5 million for the six months ended March 31, 2024. The $4.0 million decrease can be attributed to the following factors:

	(Millions)
Higher depreciation expense	$(1.8)	(1)
Higher other interest expense	(1.3)	(2)
Higher operation and maintenance expense	(1.1)	(3)
Premiums paid on early redemption of debt	(0.7)	(4)
Lower operating revenues	(0.3)
Lower income tax expense	0.9	(5)
Other items	0.3
	$(4.0)

(1)The increase in depreciation expense was largely due to additional plant in-service associated with the Tioga gathering system.
(2)The increase in other interest expense was primarily driven by additional intercompany borrowings.
(3)The increase in operation and maintenance expense was primarily due to higher labor-related costs and higher compressor repairs and services.

Table of Content
(4)Represents the Gathering segment’s share of the premiums paid by the Company to redeem $450 million of the Company’s 5.20% notes that were scheduled to mature in July 2025 and $500 million of the Company’s 5.50% notes that were scheduled to mature in January 2026.
(5)The decrease in income tax expense was primarily due to lower state income taxes driven by lower pre-tax income.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Retail Sales Revenues:
Residential	$256,657	$217,924	$38,733	$428,022	$367,580	$60,442
Commercial	37,617	30,393	7,224	60,829	51,603	9,226
Industrial	1,911	1,307	604	3,295	2,218	1,077
	296,185	249,624	46,561	492,146	421,401	70,745
Transportation	44,781	41,761	3,020	75,402	72,559	2,843
Other	2,727	(881)	3,608	4,653	(1,448)	6,101
	$343,693	$290,504	$53,189	$572,201	$492,512	$79,689

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Retail Sales:
Residential	32,111	27,063	5,048	50,587	45,045	5,542
Commercial	5,420	4,293	1,127	8,339	7,093	1,246
Industrial	302	190	112	501	327	174
	37,833	31,546	6,287	59,427	52,465	6,962
Transportation	25,086	22,637	2,449	42,028	40,166	1,862
	62,919	54,183	8,736	101,455	92,631	8,824

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2025	2024	Normal(1)	Prior Year(1)
Buffalo, NY(2)	3,226	3,116	2,705	(3.4)%	15.2%
Erie, PA	3,023	3,017	2,576	(0.2)%	17.1%
Six Months Ended March 31,
Buffalo, NY(2)	5,352	5,000	4,563	(6.6)%	9.6%
Erie, PA	4,917	4,714	4,240	(4.1)%	11.2%

(1)Percents compare actual 2025 degree days to normal degree days and actual 2025 degree days to actual 2024 degree days.
(2)    Normal degree days changed from NOAA 30-year degree days to NOAA 15-year degree days with the implementation of new base rates in New York effective October 2024.

Table of Content
2025 Compared with 2024

    Operating revenues for the Utility segment increased $53.2 million for the quarter ended March 31, 2025 as compared with the quarter ended March 31, 2024. This increase resulted from a $46.6 million increase in retail gas sales revenue, a $3.0 million increase in transportation revenue, and a $3.6 million increase in other revenue. The increases in retail gas sales and transportation revenues reflect the impact of new base delivery rates in Distribution Corporation's New York jurisdiction pursuant to a settlement approved by the NYPSC on December 19, 2024. Additional details regarding the base rate regulatory proceeding can be found in Note 10 - Regulatory Matters. The increase in retail gas sales revenue also reflects higher purchased gas revenues resulting from a 6.3 Bcf increase in throughput due to colder temperatures combined with an increase in the cost of gas sold (per Mcf). It should be noted that under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation's earnings are not impacted by fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers. The increase in transportation revenue also reflects a 2.4 Bcf increase in throughput due primarily to colder temperatures. The increase in other revenue was mainly due to the elimination of the refund provision that was required to defer and return the income tax benefits resulting from the 2017 Tax Reform Act to customers ($4.8 million), partially offset by decreases in capacity release revenues ($0.6 million), other gas revenues ($0.3 million), and late payment charges billed to customers ($0.2 million). The refund provision is no longer necessary because Distribution Corporation's new base delivery rates now reflect a revenue requirement determined with the current federal income tax rate of 21% and the refund of excess accumulated deferred income taxes.

    Operating revenues for the Utility segment increased $79.7 million for the six months ended March 31, 2025 as compared with the six months ended March 31, 2024. The increase resulted from a $70.7 million increase in retail gas sales revenue, a $2.8 million increase in transportation revenue, and a $6.1 million increase in other revenue. The increases in retail gas sales and transportation revenues reflect the impact of new base delivery rates in Distribution Corporation's New York jurisdiction, as mentioned above. The increase in retail gas sales revenue also reflects higher purchased gas revenues resulting from a 7.0 Bcf increase in throughput due to colder temperatures combined with an increase in the cost of gas sold (per Mcf). The increase in transportation revenue also reflects a 1.9 Bcf increase in throughput due primarily to colder temperatures. The increase in other revenue was largely due to the elimination of the refund provision that was required to defer and return the income tax benefits resulting from the 2017 Tax Reform Act to customers ($8.1 million), as discussed above, partially offset by decreases in capacity release revenues ($1.0 million), other gas revenues ($0.6 million), and late payment charges billed to customers ($0.4 million).

    The Utility segment’s earnings for the quarter ended March 31, 2025 were $63.5 million, an increase of $18.8 million when compared with earnings of $44.7 million for the quarter ended March 31, 2024. The increase can be attributed to the following factors:

	(Millions)
Impact of new base rates in New York	$14.6
Impact of higher customer usage	3.0
Higher other income	8.5	(1)
Higher operating expenses	(3.3)	(2)
Higher interest expense	(1.9)	(3)
Lower other operating revenues	(0.9)
Higher depreciation expense	(0.7)	(4)
Higher income tax expense	(0.5)	(5)
	$18.8

(1)The increase in other income reflects the recognition of non-service pension and post-retirement benefit income in accordance with the New York rate settlement.
(2)The increase in operating expenses is attributable to higher personnel costs partially offset by amortizations of certain regulatory assets associated with the New York rate settlement.
(3)The increase in interest expense is mainly attributed to an increase in intercompany debt balances.
(4)The increase in depreciation expense is attributable to higher average property, plant and equipment balances.
(5)The increase in income tax expense was primarily driven by an increase in state income tax expense due to higher pre-tax income.

Table of Content
    The impact of weather variations on cash flows and customer bills in the Utility segment is mitigated by a WNA. The WNA, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the Utility segment. In addition, in periods of colder than normal weather, the WNA benefits the Utility segment's customers. For the quarter ended March 31, 2025, the WNA preserved earnings of approximately $0.6 million in the Utility segment’s New York rate jurisdiction, as the weather was warmer than normal. The earnings preserved by the WNA in the Utility segment's Pennsylvania rate jurisdiction were negligible. For the quarter ended March 31, 2024, the WNA preserved earnings in the Utility segment’s New York rate jurisdiction of approximately $5.0 million and preserved earnings in the Utility segment’s Pennsylvania rate jurisdiction of approximately $3.6 million, as the weather was warmer than normal in both jurisdictions.

    The Utility segment’s earnings for the six months ended March 31, 2025 were $96.0 million, an increase of $24.7 million when compared with earnings of $71.3 million for the six months ended March 31, 2024. The increase can be attributed to the following factors:

	(Millions)
Impact of new base rates in New York	$22.4
Impact of higher customer usage	2.7
Higher other income	11.7	(1)
Higher operating expenses	(4.6)	(2)
Higher interest expense	(3.7)	(3)
Lower other operating revenues	(1.4)
Higher depreciation expense	(1.3)	(4)
Higher income tax expense	(1.1)	(5)
	$24.7

(1)The increase in other income reflects the recognition of non-service pension and post-retirement benefit income in accordance with the New York rate settlement.
(2)The increase in operating expenses is attributable to higher personnel costs partially offset by amortizations of certain regulatory assets associated with the New York rate settlement.
(3)The increase in interest expense is mainly attributed to an increase in intercompany debt balances.
(4)The increase in depreciation expense is attributable to higher average property, plant and equipment balances.
(5)The increase in income tax expense was primarily driven by an increase in state income tax expense due to higher pre-tax income.

    For the six months ended March 31, 2025, the WNA preserved earnings in the Utility segment’s New York rate jurisdiction of approximately $2.6 million and preserved earnings in the Utility segment’s Pennsylvania rate jurisdiction of approximately $1.2 million, as the weather was warmer than normal in both jurisdictions. For the six months ended March 31, 2024, the WNA preserved earnings in the Utility segment’s New York rate jurisdiction of approximately $6.4 million and preserved earnings in the Utility segment’s Pennsylvania rate jurisdiction of approximately $4.1 million, as the weather was warmer than normal in both jurisdictions.

Corporate and All Other

2025 Compared with 2024

    Corporate and All Other operations recorded a net loss of $3.1 million for the quarter ended March 31, 2025, a decrease of $3.1 million when compared with earnings of less than $0.1 million for the quarter ended March 31, 2024. The decrease was primarily attributable to higher interest expense ($2.9 million) mainly due to a higher average amount of long-term borrowings. Other contributing factors include a decrease in investment income from the cash surrender value of life insurance policies ($1.0 million) and changes in unrealized gains on investments in equity securities. During the quarter ended March 31, 2025, the Company recorded unrealized gains of less than $0.1 million, as compared to unrealized gains of $0.6 million recognized during the quarter ended March 31, 2024. These changes were partially offset by an increase in interest income on temporary cash investments ($1.1 million).

    For the six months ended March 31, 2025, Corporate and All Other operations recorded a net loss of $3.4 million, a decrease of $4.5 million when compared with earnings of $1.1 million for the six months ended March 31, 2024. The decrease

Table of Content
was primarily attributable to higher interest expense ($3.2 million) mainly due to a higher average amount of long-term borrowings, combined with changes in unrealized gains and losses on investments in equity securities. During the six months ended March 31, 2025, the Company recorded unrealized losses of $2.1 million. During the six months ended March 31, 2024, the Company recorded unrealized gains of $1.4 million. These changes were partially offset by realized gains from investment securities sold during the current six-month period ($1.2 million) and an increase in interest income on temporary cash investments ($1.2 million).

Other Income (Deductions)

    Net other income on the Consolidated Statements of Income was $15.2 million for the quarter ended March 31, 2025, compared to net other income of $6.1 million for the quarter ended March 31, 2024, for an increase of $9.1 million. This increase can be attributed primarily to a $11.2 million increase in non-service pension and post-retirement benefit income, primarily due to the recognition of non-service pension and post-retirement benefit income in accordance with Distribution Corporation's New York rate settlement, along with a $0.6 million increase in interest income. These increases were partially offset by a $1.0 million decrease in income recognized from the remeasurement of the cash surrender value of life insurance policies and a $0.9 million change in the quarter-over-quarter revaluation of the contingent consideration received from the 2022 California asset sale. Also offsetting was a decrease in the quarter-over-quarter unrealized gains on investment securities of $0.6 million.

    Net other income on the Consolidated Statements of Income was $23.0 million for the six months ended March 31, 2025, compared to net other income of $9.8 million for the six months ended March 31, 2024, for an increase of $13.2 million. This increase can be attributed primarily to a $16.4 million increase in non-service pension and post-retirement benefit income, as discussed above, along with a $3.0 million benefit from the year-over-year revaluation of the contingent consideration received from the 2022 California asset sale. These increases were offset by year-over-year changes in the value of investment securities. During the six months ended March 31, 2025, there were net losses of $1.1 million on investment securities. However, during the six months ended March 31, 2024, there were net gains of $2.0 million on investment securities. Another offsetting factor was the non-recurrence of $2.0 million of business interruption insurance proceeds received during the six months ended March 31, 2024 related to a pipeline outage that impacted Seneca's ability to market its gas, along with a $0.5 million decrease in interest income and a $0.4 million decrease in income related to life insurance policies.

Interest Expense on Long-Term Debt

    Interest expense on long-term debt on the Consolidated Statement of Income increased $11.2 million for the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024. For the six months ended March 31, 2025, interest expense on long-term debt increased $16.1 million as compared with the six months ended March 31, 2024. In April 2024, the Company elected to draw a total of $300.0 million under a delayed draw term loan credit facility. These borrowings had a locked-in weighted average interest rate of 5.81% and 6.05% for the quarter and six months ended March 31, 2025, respectively. Additionally, on February 19, 2025, the Company issued $500 million of 5.50% notes and $500 million of 5.95% notes. On March 6, 2025, the Company redeemed $450 million of 5.20% notes and $500 million of 5.50% notes and paid early redemption premiums totaling $2.4 million that were recorded as interest expense on long-term debt in the Exploration and Production and Gathering segments.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary source of cash during the six-month period ended March 31, 2025 consisted of cash provided by operating activities and net proceeds from short-term and long-term borrowings. The Company’s primary source of cash during the six-month period ended March 31, 2024 consisted of cash provided by operating activities.

    The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During the remainder of 2025, the Company expects to use cash provided by operating activities to fund the Company's capital expenditures. Looking forward to 2026, based on current commodity prices, cash provided by operating activities is again expected to exceed capital expenditures. The Company also has a delayed draw term loan that matures in February 2026, which the Company anticipates funding with cash on hand as well as short-term or long-term borrowings. These cash flow projections do not reflect the impact of acquisitions or divestitures that may arise in the future.

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

    Net cash provided by operating activities totaled $473.9 million for the six months ended March 31, 2025, a decrease of $112.4 million compared with $586.3 million provided by operating activities for the six months ended March 31, 2024. The decrease in cash provided by operating activities primarily reflects lower cash provided by operating activities in the Utility segment and Exploration and Production segment. The decrease in the Utility segment is driven by the timing of gas cost recovery, partially offset by the impact of higher revenues resulting from the base rate increase in Distribution Corporation's New York rate jurisdiction. The decrease in the Exploration and Production segment is due to the timing of cash receipts and hedge settlements from natural gas production in the Appalachian region.

Table of Content
Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $373.1 million during the six months ended March 31, 2025 and $435.7 million during the six months ended March 31, 2024.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2025		2024		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$231.0	(1)	$285.1	(2)	$(54.1)
Pipeline and Storage:
Capital Expenditures	35.4	(1)	42.6	(2)	(7.2)
Gathering:
Capital Expenditures	31.5	(1)	39.5	(2)	(8.0)
Utility:
Capital Expenditures	78.3	(1)	68.3	(2)	10.0
All Other:
Capital Expenditures	0.4		0.2		0.2
Eliminations	(3.5)		—		(3.5)
	$373.1		$435.7		$(62.6)

(1)At March 31, 2025, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $44.8 million, $2.4 million, $6.8 million and $4.8 million, respectively, of non-cash capital expenditures. At September 30, 2024, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $63.3 million, $14.4 million, $21.7 million and $20.6 million, respectively, of non-cash capital expenditures.

(2)At March 31, 2024, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $44.4 million, $5.0 million, $5.5 million and $8.0 million, respectively, of non-cash capital expenditures.  At September 30, 2023, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $43.2 million, $31.8 million, $20.6 million and $13.6 million, respectively, of non-cash capital expenditures.

Exploration and Production

    The Exploration and Production segment capital expenditures for the six months ended March 31, 2025 were primarily well drilling and completion expenditures in the Appalachian region, and included $84.3 million in the Marcellus Shale area and $137.8 million in the Utica Shale area. These amounts included approximately $105.4 million spent to develop proved undeveloped reserves.

    The Exploration and Production segment capital expenditures for the six months ended March 31, 2024 were primarily well drilling and completion expenditures in the Appalachian region, and included $52.0 million in the Marcellus Shale area and $224.9 million in the Utica Shale area. These amounts included approximately $185.8 million spent to develop proved undeveloped reserves.

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2025 and March 31, 2024 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions.

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

Table of Content
    Supply Corporation concluded an Open Season on August 25, 2023, and based on post-open season discussions, has designed a project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity lease, providing access to Mid-Atlantic markets (“Tioga Pathway Project”). The Tioga Pathway Project involves the construction of approximately 19 miles of new pipeline and the replacement of approximately four miles of existing pipeline on the Supply Corporation system. Supply Corporation has executed a Precedent Agreement with Seneca for 190,000 Dth per day of transportation capacity and filed a Section 7(c) application with the FERC on August 21, 2024. On February 13, 2025, the FERC issued the Environmental Assessment for the project. The Tioga Pathway Project has a projected in-service date of late calendar year 2026 and an estimated capital cost of approximately $101 million. As of March 31, 2025, approximately $4.0 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at March 31, 2025.

Gathering

    The majority of the Gathering segment capital expenditures for the six months ended March 31, 2025 included expenditures related to the continued expansion of Midstream Company's Tioga and Trout Run gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online and system optimization, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

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

Utility

    The majority of the Utility segment capital expenditures for the six months ended March 31, 2025 and March 31, 2024 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

Project Funding

    During the six months ended March 31, 2025 and fiscal 2024, the Company has been financing capital expenditures with cash from operations and short-term debt. Going forward, the Company expects to use cash on hand, cash from operations and short-term or long-term borrowings, as needed, to finance capital expenditures. The level of short-term and/or long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production and the associated commodity price realizations in the Exploration and Production segment. It will also likely depend on the timing of gas cost and base rate recovery in the Utility segment.

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

Financing Cash Flow

    Consolidated short-term debt increased $117.7 million when comparing the balance sheet at March 31, 2025 to the balance sheet at September 30, 2024. The maximum amount of short-term debt outstanding during the six months ended March 31, 2025 was $327.8 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing items such as capital expenditures, asset purchases, gas-in-storage inventory, unrecovered purchased gas

Table of Content
costs, margin calls on derivative financial instruments, repurchases of stock, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As of March 31, 2025, the Company had outstanding commercial paper of $208.4 million and did not have any short-term notes payable to banks.

    The Company is a party to a syndicated Credit Agreement (as amended from time to time, the “Credit Agreement”) that provides a $1.0 billion unsecured committed revolving credit facility. In January 2025, the Company and the eleven banks in the syndicate consented to a second one-year extension of the maturity date of the Credit Agreement, such that the Company has aggregate commitments available under the Credit Agreement in the full amount of $1.0 billion through February 23, 2029.

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

    On February 14, 2024, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with six lenders, all of which are lenders under the Credit Agreement. The Term Loan Agreement provides a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company has the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. The Company used the proceeds for general corporate purposes, which included the redemption of outstanding commercial paper. Borrowings under the Term Loan Agreement currently bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%. The current weighted average locked-in interest rate is 5.79% until mid-May 2025.

    Both the Credit Agreement and the Term Loan Agreement provide that the Company's debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since that date, the Company recorded non-cash, after-tax ceiling test impairments totaling $797.0 million. As a result, at March 31, 2025, $398.5 million was added back to the Company's total capitalization for purposes of calculating the debt to capitalization ratio under the Credit Agreement and the Term Loan Agreement. In addition, for purposes of calculating the debt to capitalization ratio, the following amounts included in Accumulated Other Comprehensive Income (Loss) on the Company's consolidated balance sheet will be excluded from the determination of comprehensive shareholders’ equity: all unrealized gains or losses on commodity-related derivative financial instruments, and up to $10 million in unrealized gains or losses on other derivative financial instruments. As a result of these exclusions, such unrealized gains or losses will not positively or negatively affect the calculation of the debt to capitalization ratio. At March 31, 2025, the Company’s debt to capitalization ratio, as calculated under the agreements, was 0.47. The constraints specified in the Credit Agreement and the Term Loan Agreement would have permitted an additional $3.21 billion in short-term and/or long-term debt to be outstanding at March 31, 2025 before the Company’s debt to capitalization ratio exceeded 0.65.

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

Table of Content
    On February 19, 2025, the Company issued $500.0 million of 5.50% notes due March 15, 2030 and $500.0 million of 5.95% notes due March 15, 2035. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $495.4 million and $493.6 million, respectively. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade. Additionally, the interest rate payable on the notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 7.50% on the 5.50% notes and 7.95% on the 5.95% notes, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company's credit rating is subsequently upgraded. The proceeds of these debt issuances were used for general corporate purposes, including the March 6, 2025 redemptions of $450.0 million of the Company's 5.20% notes that were scheduled to mature in July 2025 and $500.0 million of the Company's 5.50% notes that were scheduled to mature in January 2026. The Company redeemed those notes for $450.8 million and $503.3 million, respectively, plus accrued interest. The remaining proceeds of the debt issuances were used to repay a portion of short-term borrowings the Company incurred to fund a trust for the benefit of holders of the 7.38% notes outstanding under the Company's 1974 indenture, as discussed below.

    Prior to the long-term debt issuances discussed above, the Company placed a total of $53.2 million in trust during the quarter ended March 31, 2025 for the benefit of holders of the 7.38% notes outstanding under the Company’s 1974 indenture. This included $50.0 million in principal and $3.2 million in interest (of which $1.8 million of interest was subsequently paid out of the trust in February 2025) related to long-term debt issued in June 1995 under the 1974 indenture, with a maturity date of June 13, 2025. The funds held in trust are recorded on the consolidated balance sheet as “Cash Held in Trust for Bondholders” as of March 31, 2025. Placing these funds in trust, in an amount equal to the future principal and interest payments due on the 7.38% notes, enabled the Company to cancel and discharge the 1974 indenture, effectively relieving the Company from its obligations to comply with the 1974 indenture’s covenants.

    The Current Portion of Long-Term Debt at March 31, 2025 consisted of $50.0 million of 7.38% notes that mature in June 2025 and $300.0 million of long-term delayed draw term loans that mature in February 2026. The Current Portion of Long-Term Debt at September 30, 2024 consisted of $50.0 million of 7.38% notes that mature in June 2025 and $450.0 million of 5.20% notes with a maturity date in July 2025. As discussed above, the Company placed $50.0 million (plus interest) in trust for the benefit of holders of the 7.38% notes that mature in June 2025 and redeemed the $450.0 million of 5.20% notes on March 6, 2025. The Company's present liquidity position is believed to be adequate to satisfy known demands.

    The Company’s embedded cost of long-term debt was 4.97% at March 31, 2025 and 4.69% at March 31, 2024.

    On March 8, 2024, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of $200 million in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. Given the recent macroeconomic uncertainty, as well as increased volatility in the natural gas market, the Company has slowed its pace of repurchases. While the program has no fixed expiration date, the Company is targeting completion of this program by the end of calendar 2025, depending on a number of factors, including but not limited to stock price, market conditions, applicable securities laws, including SEC Rule 10b-18, corporate and regulatory requirements, and capital and liquidity needs. The Company’s Board of Directors may suspend, discontinue, terminate, modify, cancel or extend the share repurchase program at any time and for any reason. During the six months ended March 31, 2025, the Company executed transactions to repurchase 774,768 shares at an average price of $63.74 per share, for a total cost of $49.8 million (including broker fees and excise taxes). Share repurchases that settled during the six months ended March 31, 2025 were funded with cash provided by operating activities and/or short-term borrowings. As of March 31, 2025, the Company has repurchased 1,921,027 shares under the share repurchase program at an average price of $59.32, for a total cost of $115.0 million (including broker fees and excise taxes). It is expected that future repurchases, if any, under this program will continue to be funded with cash provided by operating activities and/or through the use of short-term borrowings.

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

Table of Content
the period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor are they expected to have a material adverse effect on the financial condition of the Company.

    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the six months ended March 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2025. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the six months ended March 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2025.

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

    The authoritative guidance for fair value measurements and disclosures requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2025, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

Table of Content
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

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the quarter ended March 31, 2025, Distribution Corporation recovered $0.2 million from customers.

Pipeline and Storage

    Supply Corporation's rate settlement, approved June 11, 2024, provides that Supply Corporation may make a rate filing for new rates to be effective at any time. As well, any party can make a filing under NGA Section 5. Supply Corporation has no rate case currently on file.

    On March 17, 2025, FERC approved an amendment to Empire's 2019 rate case settlement, which provides for a modest reduction in Empire’s transportation unit rates, effective November 1, 2025. Based on current contracts, this settlement amendment is estimated to decrease Empire's revenues on a yearly basis by approximately $0.5 million. As well, the revenue sharing mechanism under the 2019 rate case settlement was adjusted and Empire committed to undertake greenhouse gas and reliability reporting. Empire will not be able to file a new Section 4 rate case before April 30, 2027 and is required to file a Section 4 rate case by May 31, 2031.

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

    While the current federal administration has initiated efforts to roll-back and/or limit certain environmental initiatives, legislative and regulatory measures concerning climate change and greenhouse gas emissions are in various phases of discussion or implementation in the United States. These efforts include legislation, legislative proposals and new regulations, and private party litigation related to greenhouse gas emissions. Legislation or regulation that aims to reduce greenhouse gas emissions could also include emissions limits, reporting requirements, carbon taxes, cap and invest and cap and trade programs, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. For example, the EPA's regulations, which impose stringent leak detection and repair requirements and address reporting and control of methane and volatile organic compound emissions, were further expanded with the agency's March 2024 publication and finalization of the Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources and its May 2024 finalization of the Greenhouse Gas Reporting Program, Part 98 - Subpart W Final Rule. The current federal administration has initiated efforts to roll-back and/or limit certain environmental initiatives.

    Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. In New York, the CLCPA, which was passed in 2019, mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the

Table of Content
remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. The NYPSC has initiated and/or modified various proceedings in an effort to help the State meet these emissions reduction targets. In May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to certain exemptions. These climate change and greenhouse gas initiatives could impact the Company’s customer base and assets depending on the promulgation of final regulations and on regulatory treatment afforded in the process. In addition, the NYDEC, in conjunction with the New York State Energy Research and Development Authority, is developing a cap-and-invest program in the state, although issuance of key regulations necessary to implement the program has been delayed. The above-enumerated initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also reduce demand for natural gas and delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by federal and state administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. Federal, state or local governments may also provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

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
3.Changes in economic conditions, including the imposition of additional tariffs on U.S. imports and related retaliatory tariffs, inflationary pressures, supply chain issues, liquidity challenges, and global, national or regional

Table of Content
recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;
4.The Company’s ability to estimate accurately the time and resources necessary to meet emissions targets;
5.Governmental/regulatory actions and/or market pressures to reduce or eliminate reliance on natural gas;
6.Impairments under the SEC's full cost ceiling test for natural gas reserves;
7.Changes in the price of natural gas;
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
11.The impact of information technology disruptions, cybersecurity or data security breaches, including the impact of issues that may arise from the use of artificial intelligence technologies;
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

Table of Content

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2024 Form 10-K, as amended by Item 1A of Part II of the Company's Form 10-Q for the quarter ended December 31, 2024, have not materially changed other than as set forth below. The risk factors presented below supersede the corresponding risk factors in the 2024 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2024 Form 10-K and the December 31, 2024 Form 10-Q.

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

Table of Content
capital, capital expenditures and other investments, or to refinance existing debt. These difficulties could adversely affect the Company’s growth strategies, operations and financial performance.

    The Company’s ability to borrow under its credit facilities and commercial paper agreements, and its ability to issue long-term debt under its indenture, depend on the Company’s compliance with its obligations under the facilities, agreements and indenture.

    The Company’s short-term bank loans, commercial paper, and borrowings under the Term Loan Agreement, entered into on February 14, 2024 with six lenders (the “Term Loan Agreement”), are in the form of floating rate debt or debt that may have rates fixed for short periods of time (up to six months), resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company’s short-term bank loans, commercial paper, and borrowings under its Term Loan Agreement, and the ability of the Company to issue commercial paper are affected by its credit ratings published by S&P, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. A downgrade in the Company’s credit ratings could increase borrowing costs, restrict or eliminate access to commercial paper markets, negatively impact the availability of capital from uncommitted sources, and require the Company’s subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. Additionally, $2.4 billion of the Company’s outstanding long-term debt would be subject to an interest rate increase if certain fundamental changes occur that involve a material subsidiary and result in a downgrade of a credit rating assigned to the notes below investment grade.

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

    Federal and state legislatures have from time to time considered bills that would establish a cap-and-trade program, cap-and-invest program, methane fee, carbon tax, or other similar mechanisms to incent the reduction of greenhouse gas emissions. A number of states have also adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the natural gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. Furthermore, in 2019, the New York State legislature passed the CLCPA, which created emission reduction and electrification mandates, and could ultimately impact the Utility segment’s customer base and business. Pursuant to the CLCPA, in December 2022, New York’s Climate Action Council (“CAC”) approved a final scoping plan that includes recommendations to strategically downsize and decarbonize the natural gas system and curtail use of natural gas and natural gas appliances, as well as recommendations to meet the CLCPA’s emissions reduction targets in the transportation, buildings, electricity, industry, agriculture & forestry and waste sectors. The final scoping plan also recommends statewide and cross-sector policies relevant to gas system transition, economywide strategies, land use, local government, and adaptation and resilience. Additionally, the scoping plan recommends the implementation of a cap-and-invest program in New York. In January 2023, New York’s Governor directed the NYDEC and the New York State Energy Research and Development Authority to advance an economywide cap-and-invest program that establishes a declining cap on greenhouse gas emissions, and invests in programs to drive emissions reductions. If this proposed program or a similar program becomes effective and the Company becomes subject to new or revised cap-and-trade programs, cap-and-invest programs, methane charges, fees for carbon-based fuels or other similar costs or charges, the Company may experience additional costs and incremental operating expenses, which would impact our future earnings and cash flows, and may also experience decreased revenue in the event that implementation of these policies leads to reduced demand for natural gas.

    In addition to the CLCPA, legislation or regulation that aims to reduce greenhouse gas emissions could also include natural gas bans, greenhouse gas emissions limits and reporting requirements, carbon taxes and/or similar fees on carbon dioxide, methane or equivalent emissions, restrictive permitting, increased efficiency standards requiring system remediation and/or changes in operating practices, and incentives or mandates to conserve energy or use renewable energy sources. For example, in May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to various exemptions. While the Company does not currently expect that this legislation will have a substantial impact on its financial results or operations, future legislation or regulation that aims to reduce natural gas demand or to impose additional operations requirements or restrictions on natural gas facilities, if effectuated, could impact our future earnings and cash flows. In addition, in December

Table of Content
2024 (and later amended in February 2025), New York's Governor signed the Climate Change Superfund Act into law, which will require certain fossil fuel producers, refiners and related entities to pay into a state "climate superfund" an amount commensurate with the entity's past global greenhouse gas emissions over a specified period of time. The NYDEC has until June 2027 to develop implementing regulations. The Act is currently the subject of multiple federal court lawsuits challenging its constitutionality.

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

    Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Company’s revenues and cash flows or restrict its future growth. Additionally, current tariffs, as well as the imposition of additional tariffs on U.S. imports of various goods and related retaliatory tariffs, as well as supply chain disruptions, and the associated costs and inflation related thereto, could have an impact on the Company’s operations. Economic conditions in the Company’s utility service territories, along with legislative and regulatory prohibitions and/or limitations on terminations of service, also impact its collections of accounts receivable. Customers of the Company’s Utility segment may have particular trouble paying their bills during periods of declining economic activity, high inflation, or high commodity prices, potentially resulting in increased bad debt expense and reduced earnings. Similarly, if reductions were to occur in funding of the federal Low Income Home Energy Assistance Program, bad debt expense could increase and earnings could decrease. In addition, exploration and production companies that are customers of the Company’s Pipeline and Storage segment may decide not to renew contracts for the same transportation capacity. Certain customers of the Company’s Exploration and Production segment can represent a concentrated risk from time to time. Any of these events or circumstances could have or contribute to a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Table of Content
Disputes with collective bargaining units representing the Company’s workforce, and work stoppage (e.g. strike or lockout), could adversely affect the Company’s operations as well as its financial results.

    Approximately half of the Company’s active workforce is represented by collective bargaining units in New York and Pennsylvania. These labor agreements are negotiated periodically, and therefore, the Company is subject to the risk that such agreements may not be able to be renewed on reasonably satisfactory terms, on anticipated timelines, or at all. In connection with the negotiation of such collective bargaining agreements, or in other matters involving collective bargaining units representing the Company’s workforce, the Company could experience, among other things, strikes, work stoppages, slowdowns or lockouts, which could cause a disruption of the Company’s operations, impact the Company’s ability to fully execute operational plans, and have a material adverse effect on the Company’s results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On January 2, 2025, the Company issued a total of 7,150 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company’s Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 715 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2025. The Company issued an additional 687 unregistered shares in the aggregate on January 15, 2025 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2025	89,637	$62.02	77,220	$97,026,856
Feb. 1 - 28, 2025	79,033	$72.80	67,812	$92,079,974
Mar.. 1 - 31, 2025	91,741	$74.56	81,140	$86,051,979
Total	260,411	$69.80	226,172	$86,051,979
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company's share repurchase program. Of the 34,239 shares purchased other than through a publicly announced share repurchase program, 33,803 were purchased for the Company's 401(k) plans and 436 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)On March 8, 2024, the Company’s Board of Directors authorized the repurchase of up to $200 million of shares of the Company’s common stock. The calculation of the dollar value of shares remaining available for purchase excludes excise taxes and brokerage fees paid by the Company in connection with the repurchase program which in the aggregate totaled $1.04 million from the beginning of the program to March 31, 2025. Repurchases may be made from time to time in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. The repurchase program has no expiration date.

Item 5.  Other Information

Trading Arrangements

    During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5–1 trading arrangement” or any “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Table of Content
Item 6.  Exhibits

Exhibit Number	Description of Exhibit
•	Officer’s Certificate dated February 19, 2025, establishing the terms of the 5.50% Notes due 2030 and 5.95% Notes due 2035 (Exhibit 4.1.1, Form 8-K dated February 19, 2025).

10.1	Credit Agreement Existing Maturity Date Extension Consent, dated January 28, 2025, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2025 and 2024.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the six months ended March 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the six months ended March 31, 2025 and 2024, (iii) the Consolidated Balance Sheets at March 31, 2025 and September 30, 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  May 1, 2025