Form 10-K
period 2025-09-30
NATIONAL FUEL GAS CO
filed 2025-11-21
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $7,009,145,000 as of March 31, 2025.
Common Stock, par value $1.00 per share, outstanding as of October 31, 2025: 90,386,463 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of September 30, 2025, are incorporated by reference into Part III of this report.

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
Hart-Scott-Rodino Act The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder by the Federal Trade Commission.
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

For the Fiscal Year Ended September 30, 2025

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
The Company is a diversified energy company engaged principally in the production, gathering, transportation, storage and distribution of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being used for, and benefiting from, the production and transportation of natural gas from the Appalachian Basin. Current natural gas production development activities are focused in the Marcellus and Utica shales, geological formations that are present nearly a mile or more below the surface in the Appalachian region of the United States. Pipeline development activities are designed to transport natural gas production to both existing and new markets. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian Basin to markets in the eastern United States and Canada. The Company reports financial results for three business segments: Integrated Upstream and Gathering, Pipeline and Storage, and Utility.
1. The Integrated Upstream and Gathering segment is composed of the operations of Seneca Resources Company, LLC and National Fuel Gas Midstream Company, LLC, both Pennsylvania limited liability companies. Seneca is engaged in the exploration for, and development of, natural gas reserves in the Appalachian region of the United States. Midstream Company builds, owns and operates natural gas processing and pipeline gathering facilities in the Appalachian region, primarily providing gathering services to Seneca. At September 30, 2025, Seneca had proved developed and undeveloped reserves of 4,980,410 MMcf of natural gas and 180 Mbbl of oil.
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
3. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation, a New York corporation. Distribution Corporation provides natural gas utility services to approximately 756,000 customers through a local distribution system located in western New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.
Financial information about each of the Company’s business segments can be found in Item 7, MD&A and also in Item 8 at Note M — Business Segment Information.
Revenue from one customer of the Company’s Integrated Upstream and Gathering segment, exclusive of hedging losses transacted with separate parties, represented approximately $258 million, or 11.3%, of the Company’s consolidated revenue for the year ended September 30, 2025. This one customer was also a customer of the Company’s Pipeline and Storage segment, accounting for an additional $16 million, or 0.7%, of the Company’s consolidated revenue for the year ended September 30, 2025.

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
The FERC also exercises jurisdiction over the construction and operation of interstate gas transmission and storage facilities and possesses significant penalty authority with respect to violations of the laws and regulations it administers. The Company is also subject to the jurisdiction of the PHMSA. PHMSA issues regulations and conducts evaluations, among other things, that set safety standards for pipelines and underground storage facilities. PHMSA may delegate this authority to a state, as it has in New York and Pennsylvania, and that state may choose to institute more stringent safety regulations for the construction, operation and maintenance of intrastate facilities. In addition to this state safety program, the NYPSC imposes additional requirements on the construction of certain utility facilities. Increased regulation by these agencies, and other regulators, or requested changes to construction projects, could lead to operational delays or restrictions and increase compliance costs that the Company may not be able to recover fully through rates or otherwise offset.
For additional discussion of the material effects of compliance with government environmental regulation, see Item 7, MD&A under the heading “Environmental Matters.”
The Integrated Upstream and Gathering Segment
The Integrated Upstream and Gathering segment contributed net income of $324.7 million in 2025.
Additional discussion of the Integrated Upstream and Gathering segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials” and “Competition: The Integrated Upstream and Gathering Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Pipeline and Storage Segment
The Pipeline and Storage segment contributed net income of $121.0 million in 2025.
The Pipeline and Storage segment generated approximately 35% of its revenues in 2025 from services provided to the Utility segment or Integrated Upstream and Gathering segment.

Additional discussion of the Pipeline and Storage segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Pipeline and Storage Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Utility Segment
The Utility segment contributed net income of $83.2 million in 2025.
Additional discussion of the Utility segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
All Other Category and Corporate Operations
The All Other category and Corporate operations incurred a net loss of $10.4 million in 2025.
Additional discussion of the All Other category and Corporate operations appears below in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
Sources and Availability of Raw Materials
The Integrated Upstream and Gathering segment seeks to discover and produce raw materials (primarily natural gas). It also gathers, processes and transports natural gas largely produced by Seneca, as further described in this report in Item 7, MD&A and Item 8 at Note M — Business Segment Information and Note N — Supplementary Information for Exploration and Production Activities.
The Pipeline and Storage segment transports and stores natural gas owned by its customers, whose gas primarily originates in the Appalachian region of the United States, as well as other gas supply regions in the United States and Canada. Additional discussion of proposed pipeline projects appears in Item 7, MD&A.
Natural gas is the principal raw material for the Utility segment. In 2025, the Utility segment purchased 77.4 Bcf of gas (including 75.5 Bcf for delivery to retail customers and 1.9 Bcf used in operations) pursuant to its purchase contracts with firm delivery requirements. Gas purchased from producers and suppliers in the United States under multi-month contracts accounted for 46% of these purchases. Purchases of gas in the spot market (contracts of one month or less) accounted for 54% of the Utility segment’s 2025 purchases. Purchases from DTE Energy Trading, Inc. (33%), Emera Energy Services, Inc. (11%), Chevron Natural Gas (10%), Shell Energy North America (7%), and NRG Business Marketing, LLC (6%) accounted for nearly 67% of the Utility segment’s 2025 gas purchases. No other producer or supplier provided the Utility segment with more than 5% of its gas requirements in 2025. The Utility segment does not directly purchase gas from affiliates.
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
Competition: The Integrated Upstream and Gathering Segment
The Integrated Upstream and Gathering Segment, composed of Seneca and Midstream Company, competes with major integrated and independent natural gas producers and marketers in the sale of natural gas, as well as in the acquisition, exploration, and development of mineral rights and leasehold interests.
Seneca serves as the primary operator on its properties and employs advanced technologies to support exploration and development activities. It maintains a robust portfolio of firm transportation and physical firm sales contracts and utilizes financial hedging strategies to mitigate commodity price volatility and protect cash flows.

Midstream Company provides gathering services primarily for Seneca, and to a lesser extent, for other producers in the Appalachian region. It competes with other natural gas gathering and processing companies and benefits from close operational alignment with Seneca, enabling cost-effective and timely delivery of production to market.
The integration of upstream and gathering operations is a key differentiator within the industry, enabling greater capital allocation efficiency and a low-cost structure that supports resilient margins across commodity cycles. Operating as a unified business enhances performance by streamlining development timelines, reducing third-party dependencies, and improving coordination between drilling and gathering activities. These synergies contribute to increased capital efficiency, with a focus on maximizing production and resource recovery per dollar invested.
Competition: The Pipeline and Storage Segment
Supply Corporation competes for growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Most of Supply Corporation’s facilities are in or near areas overlying the Marcellus and Utica shale production areas in Pennsylvania, and it has established interconnections with producers and other pipelines that provide access to these supplies and to premium off-system markets. Its facilities are also located adjacent to the Canadian border at the Niagara River providing access to markets in Canada and the northeastern and midwestern United States via the TC Energy pipeline system. Supply Corporation is well positioned to support potential data center and power generation development in both New York and Pennsylvania through the expansion of its existing facilities, including via its Line N pipeline, which interconnects with multiple interstate pipelines and is proximate to significant in-basin natural gas production. Supply Corporation has developed and placed into service a number of pipeline expansion projects designed to transport natural gas to key markets in New York, Pennsylvania, the northeastern United States, Canada, and to long-haul pipelines with access to the U.S. Midwest, Mid-Atlantic and the Gulf Coast. For further discussion of Pipeline and Storage projects, refer to Item 7, MD&A under the heading “Investing Cash Flow.”
Empire competes for natural gas market growth with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is well situated to provide transportation of Appalachian shale gas as well as gas supplies available at Empire’s interconnects with TC Energy at Chippawa and Millennium Pipeline at Corning. Empire’s geographic location provides it the opportunity to compete for service to its on-system LDC markets, as well as for a share of the gas transportation markets into Canada (via Chippawa) and into the northeastern United States. Various expansion projects on Empire have expanded its footprint and capability, allowing Empire to serve new markets in New York and elsewhere in the Northeast, and to attach to prolific Marcellus and Utica supplies principally from Tioga and Bradford Counties in Pennsylvania. Like Supply Corporation, Empire’s expanded system facilitates transportation of natural gas to key markets within New York State, the northeastern United States and Canada.
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
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation in jurisdictions that impact the Utility segment. In addition to the federal Inflation Reduction Act, New York, for example, adopted the CLCPA in July 2019, which could ultimately result in increased competition from electric and geothermal forms of energy. However, given the extended time frames associated with the CLCPA’s emission reduction mandates as discussed in Item 7, MD&A under the heading “Environmental Matters” and subheading “Environmental Regulation,” any meaningful competition and/or business impacts resulting from the CLCPA cannot be determined.
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
Human Capital
The Company aims to attract qualified employees, and to retain those employees through offering competitive benefits and compensation packages, and career development and training opportunities in a safe, inclusive and productive work environment. Human capital measures and objectives that the Company focuses on in managing its business are outlined below. Additional information regarding the Company’s human capital measures and objectives is contained in the Company’s recently published Corporate Responsibility Report, which is available on the Company’s website, www.nationalfuel.com. The information on the Company’s website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of the Company’s other filings with the SEC.
Employees and Collective Bargaining Agreements
The Company and its wholly-owned subsidiaries had a total of 2,322 full-time employees at September 30, 2025.
As of September 30, 2025, 47% of the Company’s active workforce was covered under collective bargaining agreements. The Company has agreements in place with collective bargaining units in New York into February 2029. Additionally, the Company has agreements with collective bargaining units in Pennsylvania into April 2026 and will begin negotiations with the two bargaining units in Pennsylvania in late 2025.
Company Culture
The Company is committed to creating a safe and inclusive work environment for all employees. In managing the business, the Company focuses on the safety of its employees, contractors and communities and has implemented safety programs and management practices to promote a culture of safety. This includes required trainings for both field and office employees, as well as specific qualifications and certifications for field employees and applicable contractors. The Company also ties executive compensation and salaried variable pay programs to safety related goals to emphasize the importance of and focus on safety at the Company.
The Company has also implemented policies and training that reinforce the Company’s commitment to inclusion in the workplace. The Company’s policies prohibit discrimination or harassment against any employee or applicant on the basis of sex, race/ethnicity, and other protected categories. The Company communicates to employees its commitment to a harassment free workplace through the onboarding process, annual distribution and acknowledgement of the Company’s Non-Discrimination and Anti-Harassment Policy, and training for all employees including management.
Voluntary Attrition Rate
The Company measures the voluntary attrition rate of its employees in assessing the Company’s overall human capital. The Company’s voluntary attrition rate was 4.7% (not including retirements), which is relatively the same as last year’s attrition rate. The Company continues to actively monitor employee metrics, including attrition rate, as an indicator of management of and responsiveness to human capital matters.
No Work Stoppages
During fiscal 2025, the Company did not incur any work stoppages (strikes or lockouts) and therefore experienced zero idle days for the fiscal year.
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

The Company provides its employees with professional development and training resources to enhance their careers within the Company, which, depending on employee type, may include the following: (i) tuition aid program; (ii) sponsorship for professional licensing; (iii) corporate and technical training programs; (iv) continuous talent review and succession planning; (v) voluntary mentorship programs; and (vi) professional development and cross-training discussions encouraged through annual performance reviews and career development discussions.
Executive Officers of the Company as of November 15, 2025(1)

Name and Age (as of November 15, 2025)	Current Company Positions and Other Material Business Experience During Past Five Years
David P. Bauer (56)	Chief Executive Officer of the Company since July 2019.
Michael D. Colpoys (61)	President of Distribution Corporation since July 2025. Mr. Colpoys previously served as Senior Vice President of Distribution Corporation from October 2021 through June 2025 and Vice President of Distribution Corporation from June 2016 through September 2021.
Joseph N. Del Vecchio (59)	President of Supply Corporation since February 2025. Mr. Del Vecchio previously served as Executive Vice President of Supply Corporation from January 2023 through January 2025 and Senior Vice President of Supply Corporation from October 2021 through December 2022. Mr. Del Vecchio also previously served as Vice President and Chief Regulatory Counsel of Distribution Corporation from April 2015 through September 2021.
Timothy J. Silverstein (42)	Treasurer and Chief Financial Officer of the Company since May 2023. Treasurer of Seneca Resources Company since May 2023. Mr. Silverstein previously served as Treasurer of Distribution Corporation, Supply Corporation, Empire and Midstream Company from July 2021 through February 2025, and as Assistant Treasurer of Distribution Corporation, Supply Corporation and Empire from April 2020 through June 2021.
Elena G. Mendel (59)	Controller and Chief Accounting Officer of the Company since July 2019. Controller of Distribution Corporation, Supply Corporation, Empire, and Midstream Company since July 2019.
Martin A. Krebs (55)	Chief Information Officer of the Company since December 2018 and Senior Vice President of Distribution Corporation since May 2023.
Lee E. Hartz (49)	General Counsel and Secretary of the Company and General Counsel and Secretary of Distribution Corporation since April 2025. Vice President of Distribution Corporation since July 2021. Mr. Hartz previously served as Assistant Vice President of Distribution Corporation from March 2021 through June 2021 and Assistant Vice President of Supply Corporation from October 2013 until March 2021.
Justin I. Loweth (47)	President of Midstream Company since April 2022 and President of Seneca Resources Company since May 2021. Mr. Loweth previously served as Senior Vice President of Seneca Resources Company from October 2017 through April 2021.
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
In addition, we may be subject to financial risks related to our planned acquisition of all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC (“CenterPoint Ohio”) from CenterPoint Energy Resources Corp. (the “Seller”). For discussion of these risks, refer to the risk factor under the heading “The planned acquisition of CenterPoint Ohio may limit our financial flexibility.”
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
Federal and state legislatures have from time to time considered bills that would establish a cap-and-trade program, cap-and-invest program, methane fee, carbon tax, or other similar mechanisms to provide incentive for the reduction of greenhouse gas emissions. A number of states have also adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the natural gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. Furthermore, in 2019, the New York State legislature passed the CLCPA, which created emission reduction and electrification mandates, and could ultimately impact the Utility segment’s customer base and business. Pursuant to the CLCPA, in December 2022, New York’s Climate Action Council (“CAC”) approved a final scoping plan that includes recommendations to strategically downsize and decarbonize the natural gas system and curtail use of natural gas and natural gas appliances, as well as recommendations to meet the CLCPA’s emissions reduction targets in the transportation, buildings, electricity, industry, agriculture & forestry and waste sectors. The final scoping plan also recommends statewide and cross-sector policies relevant to gas system transition, economywide strategies, land use, local government, and adaptation and resilience. Additionally, the scoping plan recommends the implementation of a cap-and-invest program in New York. In January 2023, New York’s Governor directed the NYDEC and the New York State Energy Research and Development Authority to advance an economywide cap-and-invest program that establishes a declining cap on greenhouse gas emissions, and invests in programs to drive emissions reductions. In addition, in October 2025, a New York State court directed NYDEC to promulgate rules and regulations to ensure compliance with emissions reductions limits outlined in the CLCPA by February 6, 2026, which may include such a cap-and-invest program. If this proposed program or a similar program becomes effective and the Company becomes subject to new or revised cap-and-trade programs, cap-and-invest programs, methane charges, fees for carbon-based fuels or other similar costs or charges, the Company may experience additional costs and incremental operating expenses, which would impact our future earnings and cash flows, and may also experience decreased revenue in the event that implementation of these policies leads to reduced demand for natural gas.
In addition to the CLCPA, legislation or regulation that aims to reduce greenhouse gas emissions could also include natural gas bans, greenhouse gas emissions limits and reporting requirements, carbon taxes and/or similar fees on carbon dioxide, methane or equivalent emissions, restrictive permitting, increased efficiency standards requiring system remediation and/or changes in operating practices, and incentives or mandates to conserve energy or use renewable energy sources. For example, in May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to various exemptions. While the Company does not currently expect that this legislation will have a substantial impact on its financial results or operations, future legislation or regulation that aims to reduce natural gas demand or to impose additional operations requirements or restrictions on natural gas facilities, if effectuated, could impact our future earnings and cash flows. In addition, in December 2024 (and later amended in February 2025), New York’s Governor signed the Climate Change Superfund Act into law, which will require certain fossil fuel producers, refiners and related entities to pay into a state “climate superfund” an amount commensurate with the entity’s past global greenhouse gas emissions over a specified period of time. The NYDEC has until June 2027 to develop implementing regulations. The Act is currently the subject of multiple federal court lawsuits challenging its constitutionality.
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
Further, the trend toward a low-carbon economy could shift funding away from, or limit or restrict certain sources of funding for, companies focused on fossil fuel-related development or carbon-intensive investments. To the extent financial markets view climate change and greenhouse gas emissions as a financial risk, the Company’s cost of and access to capital could be negatively impacted.
Organized opposition to the natural gas industry could have an adverse effect on Company operations.
Organized opposition to the natural gas industry, including exploration and production activity, pipeline expansion and replacement projects, and the extension and continued operation of natural gas distribution systems, may continue to increase as a result of, among other things, safety incidents involving natural gas facilities, and concerns raised by policymakers, financial institutions and advocacy groups about greenhouse gas emissions, hydraulic fracturing, or fossil fuels generally. This opposition may lead to increased regulatory and legislative initiatives that could place limitations, prohibitions or moratoriums on the use and development of natural gas, impose costs tied to carbon emissions, provide cost advantages to alternative energy sources, or impose mandates that increase operational costs associated with new or existing natural gas infrastructure and technology. There are also increasing litigation risks associated with climate change concerns and related disclosures. Increased litigation could cause operational delays or restrictions, and increase the Company’s operating costs. In turn, these factors could impact the competitive position of natural gas, ultimately affecting the Company’s results of operations and cash flows.
Delays or changes in plans or costs with respect to Company projects, including regulatory delays or denials with respect to necessary approvals, permits or orders, could delay or prevent anticipated project completion, as well as the renewal or modification of key permits for ongoing operations, and may result in asset write-offs and reduced earnings.
Construction of planned distribution, gathering, and transmission pipeline and storage facilities, as well as the expansion and replacement of existing facilities, and the development of new natural gas wells, is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on acceptable terms, or at all. Existing or potential third-party opposition, such as opposition from landowner and environmental groups, which are beyond our control, could materially affect the anticipated construction of a project as well as the renewal or modification of key permits for ongoing operations. In addition, third parties could impede the Company’s acquisition, expansion or renewal of rights-of-way or land rights on a timely basis and on acceptable terms. Any delay in project development or construction may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from those facilities, result in increased project costs due to extended construction timeframes and asset write-offs, and materially impact operating results or anticipated results. Additionally, delays in pipeline construction projects or gathering facility completion could impede Seneca’s ability to transport its production, or to fulfill obligations to sell at contracted delivery points.
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
The Company may be adversely affected by economic conditions, including trade policies, and their impact on our suppliers and customers.
Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Company’s revenues and cash flows or restrict its future growth. Additionally, current tariffs, as well as the imposition of additional tariffs on U.S. imports of various goods and related retaliatory tariffs, as well as supply chain disruptions, and the associated costs and inflation related thereto, could have an impact on the Company’s operations. Economic conditions in the Company’s utility service territories, along with legislative and regulatory prohibitions and/or limitations on terminations of service, also impact its collections of accounts receivable. Customers of the Company’s Utility segment may have particular trouble paying their bills during periods of declining economic activity, high inflation, or high commodity prices, potentially resulting in increased bad debt expense and reduced earnings. Similarly, if reductions were to occur in funding of the federal Low Income Home Energy Assistance Program, or such funding was delayed or suspended for a prolonged period, bad debt expense could increase and earnings could decrease. In addition, exploration and production companies that are customers of the Company’s Pipeline and Storage segment may decide not to renew contracts for the same transportation capacity. Certain customers of Seneca can represent a concentrated risk from time to time. Any of these events or circumstances could have or contribute to a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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
Financial results in the Company’s Integrated Upstream and Gathering segment are materially dependent on prices received for its natural gas production. Both short-term and long-term price trends affect the economics of exploring for, developing, producing, and gathering natural gas. Natural gas prices can be volatile and can be affected by various factors, including weather conditions, natural disasters, consumer demand, national and worldwide economic conditions, economic disruptions caused by terrorist activities, acts of war or major accidents, domestic and foreign political conditions and events, the price and availability of alternative fuels, the proximity to, and availability of, sufficient availability of and capacity on transportation and liquefaction facilities, regional and global levels of supply and demand, energy conservation measures, and government regulations. The Company sells the natural gas that it produces at a combination of current market prices, indexed prices or through fixed- price contracts. The Company hedges a substantial portion of future sales that are based on indexed prices utilizing the physical sale counterparty and/or the financial markets. The prices the Company receives depend upon factors beyond the Company’s control, including the factors affecting price mentioned above. Any prolonged reduction in natural gas prices could result in the Company reducing the level of exploration and production activity the Company otherwise would pursue, which could have a material adverse effect on its future revenues, cash flows and results of operations.
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
To protect itself to some extent against price volatility and to lock in fixed pricing on natural gas production for certain periods of time, Seneca regularly enters into commodity price derivatives contracts (hedging arrangements) with respect to a portion of its expected production. These contracts may extend over multiple years, covering a substantial majority of the Company’s expected natural gas production over the course of the current fiscal year, and lesser percentages of subsequent years’ expected production. These contracts reduce exposure to subsequent price drops but can also limit the Company’s ability to benefit from increases in natural gas prices.
The nature of these hedging contracts could lead to potential liquidity impacts in scenarios of significantly increased natural gas prices if the Company has hedged its current production at prices below the current market price. Hedging collateral deposits represent the cash, letters of credit, or other eligible instruments held in Company funded margin accounts to serve as collateral for hedging positions used at Seneca. A significant increase in natural gas prices may cause certain of the Company’s outstanding derivative instrument contracts to be in a liability position creating margin calls on the Company’s hedging arrangements, which could require the Company to temporarily post significant amounts of cash collateral with our hedge counterparties. That collateral could be in excess of the Company’s available short-term liquidity under its committed credit facility and other uncommitted sources of capital, leading to potential default under certain of its hedging arrangements. That interest-bearing cash collateral is returned to us in whole or in part upon a reduction in forward market prices, depending on the amount of such reduction, or in whole upon settlement of the related derivative contract.
Use of price hedges, including natural gas hedges and foreign exchange hedges, also exposes the Company to the risk of nonperformance by a contract counterparty. These parties might not be able to perform their obligations under the hedge arrangements.
Under the Company’s hedging guidelines, natural gas derivatives contracts must be confined to the price hedging of existing and forecasted production. The Company maintains a system of internal controls to monitor compliance with its guidelines. However, unauthorized speculative trades, if they were to occur, could expose the Company to substantial losses to cover positions in its derivatives contracts. In addition, in the event the Company’s actual production of natural gas falls short of hedged volumes, the Company may incur substantial losses to cover its hedges to the extent the hedges are in a loss position.
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
The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a “ceiling test” calculation, comparing the level of its unamortized investment in exploration and production properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for commodity pricing (based on first day of the month prices and adjusted for hedging) as well as the SEC mandated discount rate. If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be “impaired,” and the full cost authoritative accounting and reporting guidance require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. In addition, because an impairment results in a charge to retained earnings, it lowers the Company’s total capitalization, all other things being equal, and increases the Company’s debt to capitalization ratio. Although the Company’s committed credit facility’s debt to capitalization covenant excludes 50% of aggregate ceiling test impairments occurring on or after July 1, 2018, up to a total of $400 million, impairments in excess of such amounts can impact the Company’s ability to maintain compliance with this debt to capitalization covenant. For the fiscal year ended September 30, 2024 and the quarter ended December 31, 2024, the Company recorded pre-tax impairments under the ceiling test of $463.7 million and $108.3 million, respectively. Depending on a number of factors, including fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves, and significant fluctuations in natural gas prices, the Company may record additional ceiling test impairments in future periods.
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
Our businesses depend on natural gas gathering, storage, and transmission facilities, including third-party midstream facilities that are not within our control. Seneca, as well as our Utility segment, have entered into long-term agreements with midstream providers for natural gas gathering, storage, and/or transportation services. The disruption or unavailability of the midstream facilities required to provide these services, due to maintenance, mechanical failures, accidents, weather, regulatory requirements and/or other operational hazards, could negatively impact our ability to market and/or deliver our products, especially if such disruption were to last for an extended period of time. In addition, any substantial disruptions to the services provided by our midstream providers could cause us to curtail a significant amount of our production or could impair our ability to deliver natural gas to our utility customers and could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows. Furthermore, as substantially all of our production is transported from the well pad to interconnections with various FERC-regulated pipelines through our affiliated gathering facilities, such a production curtailment could result in significantly reduced throughput on those facilities, adversely affecting revenues and cash flows of our Integrated Upstream and Gathering segment.
Attacks on or disruption of the Company’s information technology and operational technology systems, including third party attempts to breach the Company’s network security, or other cybersecurity threats and incidents could adversely affect the Company’s operations and financial results.
The Company relies on information technology and operational technology systems to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. The Company’s information technology and operational technology systems, some of which are dependent on third party business partners, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, and employee error or malfeasance. In addition, the Company’s information technology and operational technology systems and those of our third-party business partners are subject to cybersecurity threats and attacks, including attempts by others to gain unauthorized access, or to otherwise introduce malicious software or software vulnerabilities. These attempts might be the result of industrial or other espionage, or actions by hackers seeking to harm the Company, its services or customers. These more sophisticated cyber-related attacks, as well as cybersecurity failures resulting from human error, pose a risk to the security and accessibility of the Company’s systems and networks and the confidentiality, availability and integrity of the Company’s and its customers’ data. That data may be considered sensitive, confidential, or personal information that is subject to privacy and security laws, regulations and directives. While the Company employs controls to maintain and protect its information technology and operational technology systems, the Company may be vulnerable to disruptions, cybersecurity incidents, lost or corrupted data, programming errors and employee errors and/or malfeasance that could lead to interruptions to the Company’s business operations or the unauthorized access, use, disclosure, modification or destruction of sensitive, confidential or personal information. Cybersecurity threats or attempts to breach the Company’s network security may result in disruption of the Company’s business operations and services, delays in production, theft of sensitive and valuable data, damage to our physical systems, malicious alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and reputational harm. Significant expenditures may be required to remedy system disruptions, cybersecurity incidents, or breaches or address cybersecurity threats, including restoration of customer service and enhancement of information technology and operational technology systems. We have invested in the protection of data and information technology, and actively work to enhance our business continuity and disaster recovery capabilities; however, there can be no assurance that our efforts will be successful.
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
There are many risks in developing natural gas, including numerous uncertainties inherent in estimating quantities of proved natural gas reserves and in projecting future rates of production and timing of development expenditures. The future success of the Company’s Integrated Upstream and Gathering segment depends on its ability to develop additional natural gas reserves that are economically recoverable, and its failure to do so may negatively impact the Company’s financial outlook for this segment. The total and timing of actual future production may vary significantly from reserves and production estimates. The Company’s drilling of development wells can involve significant risks, including those related to timing, success rates, and cost overruns, and these risks can be affected by lease and rig availability, completion crew and related equipment availability, geology, and other factors. Drilling for natural gas and related investments in supporting facilities can be unprofitable, not only from non-productive wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, competition and cost to acquire mineral rights, weather conditions, governmental requirements, including completion of environmental impact analyses and compliance with other environmental laws and regulations, and shortages or delays in the delivery of equipment and services can delay drilling operations or result in their cancellation. The cost of drilling, completing, and operating wells, as well as the development of related exploration and production assets, is significant and often uncertain. New wells and related assets may not be successful or the Company may not recover all or any portion of its investment. Production can also be delayed or made uneconomic if there is insufficient gathering and transportation capacity available at an economic price to get that production to a location where it can be profitably sold. Without continued successful exploration or acquisition activities, the Company’s reserves and revenues will decline as a result of its current reserves being depleted by production. The Company cannot make assurances that it will be able to find or acquire additional reserves at acceptable costs.

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
The Company’s businesses are subject to regulation under a wide variety of federal and state laws, regulations and policies. Existing statutes and regulations, including current tax rates and state prevailing wage rate schedules, may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company or its contractors, which may increase the Company’s costs, require refunds to customers or affect its business in ways that the Company cannot predict. Administrative agencies may apply existing laws and regulations in unanticipated, inconsistent or legally unsupportable ways, making it difficult to develop and complete projects, and harming the economic climate generally. In addition, judicial decisions limiting the authority of regulatory agencies, or decisions impacting current regulations and policies implemented by such agencies, could create uncertainty regarding the regulatory landscape and impact the Company’s ability to plan for future investments.
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
Various state legislative and regulatory initiatives regarding the exploration and production business have been proposed or adopted in the northeast United States affecting the Marcellus and Utica Shale gas plays. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing, monitoring and abandonment of wells, the protection of water supplies and restrictions on water use and water rights, hydraulic fracturing operations, increased setback requirements, surface owners’ rights and damage compensation, the spacing of wells, use and disposal of potentially hazardous materials, and environmental and safety issues regarding natural gas pipelines. New permitting fees and/or severance taxes for natural gas production are also possible. Additionally, legislative initiatives and environmental and health studies, proceedings or rule-making initiatives at federal, state or local agencies focused on the hydraulic fracturing process, the use of underground injection control wells for produced water disposal, and related operations could result in operational delays or prohibitions and/or additional permitting, compliance, reporting and disclosure requirements, which could lead to increased operating costs and increased risks of litigation for the Company.
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
RISKS RELATED TO OUR PLANNED ACQUISITION OF CENTERPOINT OHIO
Our planned acquisition of CenterPoint Ohio may not occur at all or may not occur in the expected time frame, which may negatively affect the trading price of our stock and our future business and financial results.
Completion of the planned acquisition of CenterPoint Ohio is subject to the satisfaction or waiver of customary and other closing conditions. The acquisition is not assured and is subject to risks and uncertainties, including the risk that the necessary regulatory approvals will not be obtained or that other closing conditions will not be satisfied. We cannot predict whether and when such approvals will be received, or such conditions will be satisfied. The Securities Purchase Agreement includes customary termination rights for both the Company and the Seller, including the right of either party to terminate the agreement if the planned acquisition of CenterPoint Ohio has not been consummated within eighteen months following the execution date of the Securities Purchase Agreement (the “Outside Date”). The Outside Date may be extended by either party for up to two additional three-month periods under certain conditions. Additionally, if the Securities Purchase Agreement is terminated under certain circumstances, including relating to the failure to obtain regulatory approvals in a timely manner, the Company may be required to pay a significant termination fee. If the planned acquisition of CenterPoint Ohio is not completed, or if there are significant delays in completing the planned acquisition, it may negatively affect the trading price of our stock and our future business and financial results.
The planned acquisition of CenterPoint Ohio may limit our financial flexibility.
We expect to acquire CenterPoint Ohio for total consideration of $2.62 billion, inclusive of the amount to repay a $1.2 billion promissory note. Although we have obtained committed financing for the entirety of the purchase price, we expect to obtain permanent financing for the planned acquisition by accessing the capital markets, which may include the issuance of long-term debt and equity. If we are not able to obtain permanent financing on favorable terms, we may be required to finance a portion of the purchase price of the planned acquisition at interest rates higher than currently expected, which could limit our financial flexibility. In addition, our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures following the planned acquisition of CenterPoint Ohio will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The degree to which we will be leveraged following the completion of the planned acquisition could require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes.
We may not realize the benefits, including growth opportunities, that are anticipated from the planned acquisition of CenterPoint Ohio.
The benefits that are expected to result from the planned acquisition of CenterPoint Ohio will depend, in part, on our ability to realize the anticipated growth opportunities of the acquired business. Our success in realizing these growth opportunities, and the timing of this realization, depend on our ability to deploy capital and to obtain timely recovery of capital investments under mechanisms currently supported by Ohio utility regulators and state policymakers. In addition, realization of these benefits may depend on the successful integration of CenterPoint Ohio with the Company’s current operations. There can be no assurance that we will successfully or cost-effectively integrate this business, and the Company may incur substantial and unanticipated expenses in connection with the integration of CenterPoint Ohio. Such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, we may not realize the anticipated benefits from the planned acquisition, including growth opportunities, and these benefits may be offset by costs incurred to integrate, or delays in integrating, the businesses. These items could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.
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
To date, the Company does not believe risks from cybersecurity threats, including those threats resulting from previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations or financial condition. However, because the Company operates in the area of critical infrastructure, as defined under federal law and by the Transportation Security Administration, the Company has been and will continue to be the target of cybersecurity attacks from time to time. As such, the Company cannot guarantee that future cybersecurity incidents will not materially affect the Company’s business strategy, results of operations and financial condition. For further discussion regarding cybersecurity risks and their impact on our business strategy, results of operations and financial condition, see the risk factor entitled “Attacks on or disruption of the Company’s information technology and operational technology systems, including third party attempts to breach the Company’s network security, or other cybersecurity threats and incidents could adversely affect the Company’s operations and financial results” under the heading “Risk Factors” in Item 1A of this Annual Report.

Item 2	Properties
General Information on Facilities
The net investment of the Company in property, plant and equipment was $7.7 billion at September 30, 2025. The Integrated Upstream and Gathering segment constitutes 46.0% of this investment, and is primarily located in the Appalachian region of the United States. Approximately 53.9% of the Company’s investment in net property, plant and equipment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and western Pennsylvania. The remaining 0.1% of the Company’s net investment in property, plant and equipment falls within All Other and Corporate operations. During the past five years, the Company has made significant additions to property, plant and equipment in order to expand its integrated upstream and gathering operations in the Appalachian region of the United States and to expand and modernize transmission, storage, and distribution facilities for customers in New York and Pennsylvania. Net property, plant and equipment has increased $1.7 billion, or 28.6%, since September 30, 2020. The five-year increase is net of impairments of assets recorded in 2021, 2024 and 2025 (pre-tax amounts of $76 million, $519 million and $142 million, respectively).
The Integrated Upstream and Gathering segment had a net investment in property, plant and equipment of $3.5 billion at September 30, 2025. Capitalized costs relating to exploration and production activities, the components of which are disclosed in Item 8, Note N — Supplementary Information for Exploration and Production Activities, represent 69% of this segments total net investment. Gathering lines and related compressor stations represent 23% of this segment’s total net investment and includes 401 miles of pipelines utilized to move Appalachian production (including Marcellus and Utica shales) to various transmission pipeline receipt points as well as 24 compressor stations with 128,286 installed horsepower.
The Pipeline and Storage segment had a net investment of $2.2 billion in property, plant and equipment at September 30, 2025. Transmission pipeline represents 35% of this segment’s total net investment and includes 2,233 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 15% of this segment’s total net investment and consist of 382 miles of pipeline, as well as 28 storage fields operating at a combined working gas level of 77.2 Bcf, three of which are jointly owned and operated with other interstate gas pipeline companies. Net investment in storage facilities includes $80.7 million of gas stored underground, representing the cost of base gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 30 compressor stations with 259,038 installed horsepower that represent 31% of this segment’s total net investment in property, plant and equipment.
The Pipeline and Storage segment’s facilities provided the capacity to meet Supply Corporation’s 2025 peak day sendout for transportation service of 2,371 MMcf, which occurred on January 21, 2025. Withdrawals from storage of 563 MMcf provided approximately 24% of the requirements on that day.
The Utility segment had a net investment in property, plant and equipment of $2.0 billion at September 30, 2025. The net investment in its gas distribution network (including 15,112 miles of distribution pipeline) and its service connections to customers represent approximately 51% and 31%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2025.
Company maps are included in Exhibit 99.2 of this Form 10-K and are incorporated herein by reference.
Exploration and Production Activities
Seneca, which is part of the Company’s Integrated Upstream and Gathering segment, is engaged in the exploration for and the development of natural gas reserves in the Appalachian region of the United States. Seneca’s development activities in the Appalachian region are focused primarily in the Marcellus and Utica shales. Further discussion of exploration and production activities is included in Item 8, Note N — Supplementary Information for Exploration and Production Activities. Note N sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2025, 2024 and 2023 reserves shown in Note N are valued using an unweighted arithmetic average of first day of the month commodity price for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s petroleum engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc. Note N discusses the qualifications of Seneca’s petroleum engineers, internal controls over the reserve estimation process and audit of the reserve estimates and changes in proved developed and undeveloped gas reserves year over year.
Seneca’s proved developed and undeveloped natural gas reserves increased from 4,752 Bcf at September 30, 2024 to 4,980 Bcf at September 30, 2025. This increase is attributed to extensions and discoveries of 632

Bcf and revisions of previous estimates of 22 Bcf, partially offset by production of 426 Bcf. Upward revisions of 69 Bcf are mainly attributed to positive performance improvements and price revisions. The additions and upward revisions were partially offset by downward revisions of 47 Bcf from changes to development layout, the removal of one PUD location and operating expense-related revisions. The Company has no near term plans to develop the reserves at this PUD location.
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
At September 30, 2025, Seneca had delivery commitments for natural gas production of 2,055 Bcf. The Company expects to meet those commitments through the future production of reserves that are currently classified as proved reserves and future extensions and discoveries.
The following is a summary of certain oil and gas information taken from Seneca’s records.
Production

	For The Year Ended September 30
	2025		2024		2023
United States
Appalachian Region
Average Sales Price per Mcf of Gas	$2.59	(1)	$1.88	(1)	$2.78	(1)
Average Sales Price per Mcf of Gas (after hedging)	$2.70		$2.44		$2.55
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.67	(1)	$0.69	(1)	$0.68	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	1,169	(1)	1,072	(1)	1,020	(1)

(1)Average sales prices per Mcf of gas reflect sales of gas in the Marcellus and Utica Shale fields. The Marcellus Shale fields (which exceed 15% of total reserves at September 30, 2025, 2024 and 2023) contributed 574 MMcfe, 645 MMcfe and 521 MMcfe of daily production in 2025, 2024 and 2023, respectively. The average lifting costs (per Mcfe) were $0.72 in 2025, $0.72 in 2024 and $0.73 in 2023. The Utica Shale fields (which exceed 15% of total reserves at September 30, 2025, 2024 and 2023) contributed 591 MMcfe, 423 MMcfe and 495 MMcfe of daily production in 2025, 2024 and 2023, respectively. The average lifting costs (per Mcfe) were $0.61 in 2025, $0.64 in 2024 and $0.62 in 2023.
Productive Wells

Appalachian Region
At September 30, 2025	Gas
Productive Wells — Gross	1,084
Productive Wells — Net	964

Developed and Undeveloped Acreage

At September 30, 2025	Appalachian Region
Developed Acreage
— Gross	671,791
— Net	659,913
Undeveloped Acreage
— Gross	688,591
— Net	641,455
Total Developed and Undeveloped Acreage
— Gross	1,360,382
— Net	1,301,368	(1)

(1)Of the 1,301,368 Total Developed and Undeveloped Net Acreage in the Appalachian region as of September 30, 2025, there are a total of 1,229,682 net acres in Pennsylvania. Of the 1,229,682 total net acres in Pennsylvania, shale development in the Marcellus, Utica or Geneseo shales has occurred on approximately 153,105 net acres, or 12% of Seneca’s total net acres in Pennsylvania. Developed Acreage in the table reflects previous development activities in the Upper Devonian formation, but does not include the potential for development beneath this formation in areas of previous development, which includes the Marcellus, Utica and Geneseo shales.
As of September 30, 2025, the aggregate amounts of gross undeveloped acreage expiring under lease in the next three years and thereafter are as follows: 18,458 acres in 2026 (16,150 net acres), 14,698 acres in 2027 (12,679 net acres), 7,248 acres in 2028 (6,558 net acres) and 177,270 acres thereafter (169,102 net acres). The remaining 470,917 gross acres (436,966 net acres) represent non-expiring oil and gas rights owned by the Company. Of the acreage that is currently scheduled to expire in 2026, 2027 and 2028, Seneca has 814.7 Bcf of associated proved undeveloped gas reserves. As a part of its management approved development plan, Seneca generally commences development of these reserves prior to the expiration of the leases and/or proactively extends/renews these leases.
Drilling Activity

	Productive			Dry
For the Year Ended September 30	2025	2024	2023	2025	2024	2023
United States
Appalachian Region
Net Wells Completed
— Exploratory	—	—	—	—	—	—
— Development(1)	31.25	34.00	34.25	1.50	—	0.50

(1)Fiscal 2025 and 2023 Appalachian region dry wells include 1.5 and 0.5 net wells, respectively, drilled prior to 2013 that were never completed under a joint venture in which Seneca was the nonoperator. Seneca became the operator of the properties in 2017 and plugged and abandoned the wells in 2025 and 2023 after Seneca determined it would not continue development activities.
Present Activities

At September 30, 2025	Appalachian Region
Wells in Process of Drilling(1)
— Gross	52.00
— Net	51.50

(1)Includes wells awaiting completion.

Item 3	Legal Proceedings
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
At September 30, 2025, there were 7,821 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange under the trading symbol “NFG”. Information regarding the market for the Company’s common equity and related stockholder matters appears under Item 12 at Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 8 at Note H — Capitalization and Short-Term Borrowings.
On July 1, 2025, the Company issued a total of 5,180 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company’s Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 518 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended September 30, 2025. The Company issued an additional 587 unregistered shares in the aggregate on July 15, 2025 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs(b)
July 1-31, 2025	9,923	$84.21	—	$82,094,302
Aug. 1-31, 2025	9,733	$86.76	—	$82,094,302
Sept. 1-30, 2025	15,996	$86.96	—	$82,094,302
Total	35,652	$86.14	—	$82,094,302

(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company’s share repurchase program. Of the 35,652 shares purchased other than through a publicly announced share repurchase program, 29,645 were purchased for the Company’s 401(k) plans and 6,007 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)On March 8, 2024, the Company’s Board of Directors authorized the repurchase of up to $200 million of shares of the Company’s common stock. The calculation of the dollar value of shares remaining available for purchase excludes excise taxes and brokerage fees paid by the Company in connection with the repurchase program which in the aggregate totaled $1.07 million from the beginning of the program to September 30, 2025. Repurchases may be made from time to time in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. In light of the Company’s agreement to acquire CenterPoint Ohio’s natural gas utility, repurchases under the program have been suspended. The repurchase program has no expiration date.

Performance Graph
The following graph compares the Company’s common stock performance with the performance of the S&P 500 Index, the S&P Mid Cap 400 Gas Utility Index and the S&P 1500 Oil & Gas Exploration & Production Index for the period September 30, 2020 through September 30, 2025. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on September 30, 2020 and that all dividends were reinvested.

	2020	2021	2022	2023	2024	2025
National Fuel	$100	$136	$164	$144	$174	$272
S&P 500 Index	$100	$129	$109	$133	$181	$213
S&P Mid Cap 400 Gas Utility Index (S4GASU)	$100	$123	$126	$114	$136	$173
S&P 1500 Oil & Gas Exp & Prod Index (S15OILP)	$100	$240	$359	$423	$402	$403
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
In the Company’s 2024 Form 10-K and its Form 10-Qs for the first three quarters of 2025, the Company previously reported financial results for four business segments: Exploration and Production, Pipeline and Storage, Gathering, and Utility. The division of the Company’s operations into reportable segments is based upon a combination of factors including differences in products and services as well as regulatory environment. During the quarter ended September 30, 2025, the president and chief executive officer determined that the Exploration and Production segment and Gathering segment should be treated as one operating segment in order to provide more clarity for management and investors as to the interdependence of both Seneca and Midstream Company in bringing Appalachian natural gas to market. As a result, the Company is now reporting financial results for three business segments: Integrated Upstream and Gathering, Pipeline and Storage, and Utility. Prior year segment information shown below has been recast to reflect this change in presentation. Refer to Item 1, Business, for a more detailed description of each of the segments.
Fiscal 2025 Highlights
This Item 7, MD&A, provides information concerning:
1.The critical accounting estimates of the Company;
2.Changes in revenues and earnings of the Company under the heading, “Results of Operations;”
3.Operating, investing and financing cash flows under the heading “Capital Resources and Liquidity” and;
4.Other Matters, including: (a) 2025 and projected 2026 funding for the Company’s pension and other post-retirement benefits; (b) disclosures and tables concerning market risk sensitive instruments; (c) rate matters in the Company’s New York, Pennsylvania and FERC-regulated jurisdictions; (d) environmental matters; (e) new authoritative accounting and financial reporting guidance; and (f) effects of inflation.
The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report, which includes a comparison of our Results of Operations and Capital Resources and Liquidity for fiscal 2025 and fiscal 2024. For a discussion of the Company’s earnings, refer to the Results of Operations section below. A discussion of changes in the Company’s results of operations from fiscal 2023 to fiscal 2024 for the Utility segment, the Pipeline and Storage segment, and All Other and Corporate operations has been omitted from this Form 10-K, but may be found in Item 7, MD&A, of the Company’s Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 22, 2024. Changes in the Integrated Upstream and Gathering segment’s results of operations from fiscal 2023 to fiscal 2024 have been included in this Form 10-K, which has been recast to reflect the treatment of the previously reported Exploration and Production segment and Gathering segment as one operating segment as a result of the Company’s change in segment reporting discussed above.
The Company’s Integrated Upstream and Gathering segment continues to grow, as evidenced by a 5% growth in proved reserves from the prior year to a total of 4,981 Bcfe at September 30, 2025. Production increased 34 Bcfe, or 9%, during the year ended September 30, 2025 to a total of 427 Bcfe, and is expected to increase again in fiscal 2026.
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
Supply Corporation has also announced that it expects to serve as the transporter for 205,000 Dth/day of natural gas supplies to the Shippingport Power Station, a natural gas power generation facility under development in Beaver County, Pennsylvania. In order to provide this new natural gas transportation capacity, Supply Corporation expects to construct an approximately 7.5 mile pipeline lateral from its existing Line N pipeline system to a direct interconnection with the facility (the “Shippingport Lateral Project”), with the incremental capacity expected to come online as early as Fall 2026 and a preliminary cost estimate of approximately $57 million. The project obtained FERC authorization under the Commission’s prior notice regulations on November 7, 2025. The Tioga Pathway Project and the Shippingport Lateral Project are both discussed in more detail in the Capital Resources and Liquidity section that follows.
From a rate perspective, Distribution Corporation, in its New York jurisdiction, reached a settlement with the parties to its rate case proceeding. On December 19, 2024, the NYPSC issued an order approving the settlement. The settlement, effective January 1, 2025, established a three-year rate plan that reflects a return on equity of 9.7% and authorized a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. The settlement also included standard make-whole language allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. In addition, on March 17, 2025, FERC approved an amendment to Empire’s 2019 rate case settlement. This settlement amendment is estimated to decrease Empire’s revenues on a yearly basis by approximately $0.5 million. For further discussion of these and other rate matters, refer to the Rate Matters section below.
On October 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. Closing is expected to occur in the fourth quarter of calendar 2026, pending completion of a notice filing and review with the Public Utilities Commission of Ohio, Hart-Scott-Rodino review, and other customary closing conditions. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. The Company intends to execute permanent financing, inclusive of the amount to repay the promissory note, using the issuance of long-term debt and common equity, along with expected future free cash flow. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas.
In connection with its entry into the Purchase Agreement, the Company entered into a senior unsecured bridge loan facility commitment letter supported by The Toronto-Dominion Bank, New York Branch (“TD Bank”) and Wells Fargo Bank, National Association (together with TD Bank, the “Commitment Parties”) and additional banks, as well as a 364-day term loan facility commitment letter supported by the Commitment

Parties and additional banks, all of which are lenders under the Company’s primary credit facility. The combination of both facilities fully supports the purchase price of $2.62 billion.
As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its exploration and production properties and that book value is subject to a quarterly ceiling test. In addition to the non-cash impairment charges under the ceiling test that the Company recorded during fiscal 2024, the Company recorded a non-cash impairment charge under the ceiling test during the quarter ended December 31, 2024 of $108.3 million ($79.1 million after-tax). At September 30, 2025, June 30, 2025 and March 31, 2025, the ceiling exceeded the book value of the exploration and production properties, and thus, did not result in an impairment charge in any of these quarters. Please refer to the Critical Accounting Estimates section below for more details on this matter and a sensitivity analysis concerning commodity price changes.
From a financing perspective, on February 19, 2025, the Company issued $500.0 million of 5.50% notes due March 15, 2030 and $500.0 million of 5.95% notes due March 15, 2035. The proceeds of these debt issuances were used for general corporate purposes, including the March 2025 redemptions of $450.0 million of the Company’s 5.20% notes that were scheduled to mature in July 2025 and $500.0 million of the Company’s 5.50% notes that were scheduled to mature in January 2026. The Company redeemed those notes for $450.8 million and $503.3 million, respectively, plus accrued interest. The remaining proceeds of the debt issuances were used in conjunction with funding a defeasance trust associated with the June 2025 redemption of $50.0 million of 7.38% notes, the last of the notes under the Company’s 1974 indenture. For details of these matters, refer to the Capital Resources and Liquidity section below.
The Company is a party to a syndicated Credit Agreement that provides a $1.0 billion unsecured committed revolving credit facility. In January 2025, the Company and the syndicate of banks under the Credit Agreement consented to a second one-year extension on the maturity date of the Credit Agreement, such that the Company has aggregate commitments available in the full amount of $1.0 billion through February 23, 2029. In May 2025, the number of lenders under the Credit Agreement increased to twelve as a new lender joined the syndicate, assuming a portion of an existing lender’s commitment.
The Company began repurchasing outstanding shares of its common stock during the quarter ended March 31, 2024 under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of $200 million of its outstanding common stock in the open market or through privately negotiated transactions. During fiscal 2025, the Company executed transactions to repurchase 828,720 shares at an average price of $64.37 per share, for a total cost of $53.8 million (including broker fees and excise taxes). From inception to September 30, 2025, the Company has repurchased 1,974,979 shares under the share repurchase program at an average price of $59.70, for a total cost of $119.0 million (including broker fees and excise taxes). In light of the Company’s agreement to acquire CenterPoint Ohio’s natural gas utility, repurchases under the program have been suspended. The program has no fixed expiration date. These matters are discussed further in the Capital Resources and Liquidity section that follows.
The Company expects to use cash from operations, short-term and/or long-term borrowings, and equity financing as needed to meet its financing needs for fiscal 2026, including the repayment of a $300.0 million delayed draw term loan that matures in February 2026 and any potential funding for the CenterPoint Ohio acquisition. The Company continues to evaluate these financing needs and options to meet them. Given the current economic conditions, which include continued inflationary pressures, volatile interest rates and the ongoing impacts of federal policy changes, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs.

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
Exploration and Development Costs.  In the Company’s Integrated Upstream and Gathering segment, upstream property acquisition, exploration and development costs are accounted for under the full cost method of accounting. Under this accounting methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center.
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
In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month commodity prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures, which are based on current costs, associated with future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in natural gas prices. The ceiling is then compared to the capitalized cost of exploration and production properties less accumulated depletion and related deferred income taxes. If the capitalized costs of exploration and production properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment charge must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. At September 30, 2025, the ceiling exceeded the book value of the exploration and production properties by approximately $1.1 billion (after-tax). The 12-month average of the first day of the month price for natural gas for each month during 2025, based on the quoted Henry Hub spot price for natural gas, was $3.10 per MMBtu. (Note: Because actual pricing of the Company’s producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for 2025. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.) In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices in the twelve-month period used at September 30, 2025 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company’s exploration and production properties by approximately $677.2 million (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.
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
RESULTS OF OPERATIONS
EARNINGS
2025 Compared with 2024
The Company’s earnings were $518.5 million in 2025 compared to earnings of $77.5 million in 2024. The increase in earnings of $441.0 million was primarily the result of current year earnings recognized in the Integrated Upstream and Gathering segment compared to a prior year loss combined with higher earnings in the Pipeline and Storage, and Utility segments. A higher loss in the Corporate category partially offset these increases. In the discussion that follows, all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings were impacted by the following events in 2025 and 2024:

2025 Event
•Non-cash impairment charges of $141.8 million ($103.6 million after-tax) recorded during 2025 in the Integrated Upstream and Gathering segment, consisting mostly of a ceiling test impairment charge of $108.3 million ($79.1 million after-tax). The remaining charges are related to an impairment of certain water disposal assets.
2024 Events
•Non-cash impairment charges of $473.1 million ($343.2 million after-tax) recorded during 2024 in the Integrated Upstream and Gathering segment, consisting mostly of ceiling test impairment charges of $463.7 million ($336.4 million after-tax). The remaining charges are related to impairments of certain water disposal assets.
•Non-cash impairment charge of $46.1 million ($33.8 million after-tax) recorded during the quarter ended September 30, 2024 in the Pipeline and Storage segment associated with the Northern Access project.
Earnings (Loss) by Segment

	Year Ended September 30
	2025	2024	2023
	(Thousands)
Integrated Upstream and Gathering	$324,698	$(57,041)	$331,999
Pipeline and Storage	120,957	79,670	100,501
Utility	83,249	57,089	48,395
Total Reported Segments	528,904	79,718	480,895
All Other	(814)	(617)	(531)
Corporate	(9,586)	(1,588)	(3,498)
Total Consolidated	$518,504	$77,513	$476,866
INTEGRATED UPSTREAM AND GATHERING
Revenues
Integrated Upstream and Gathering Operating Revenues

	Year Ended September 30
	2025	2024	2023
	(Thousands)
Gas Produced in Appalachia (after Hedging)	$1,151,240	$955,790	$948,484
Gathering	11,813	15,537	13,891
Other	21,083	5,288	9,971
Operating Revenues	$1,184,136	$976,615	$972,346
Production

	Year Ended September 30
	2025	2024	2023
Gas Production (MMcf)	426,357	392,047	372,271
Average Prices

	Year Ended September 30
	2025	2024	2023
Average Gas Price/Mcf
Weighted Average	$2.59	$1.88	$2.78
Weighted Average After Hedging(1)	$2.70	$2.44	$2.55

(1)Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note J — Financial Instruments in Item 8 of this report.
2025 Compared with 2024
Operating revenues for the Integrated Upstream and Gathering segment increased $207.5 million in 2025 as compared with 2024. Gas production revenue after hedging increased $195.5 million due to the impact of a $0.26 per Mcf increase in the weighted average price of natural gas after hedging, combined with a 34.3 Bcf increase in natural gas production. The increase in natural gas production in 2025 as compared with 2024 was largely due to pads recently turned in line. In addition, other revenue increased $15.8 million primarily due to a change in segment reporting combined with a gain recognized on the sale of certain fixed assets. These increases in operating revenues were partially offset by a decrease of $3.7 million in gathering revenue driven primarily by a decrease in gathered volume. The decrease in gathered volume was largely the result of natural production declines by producers connected to the Trout Run gathering system, partially offset by the impact of new wells brought online by producers connected to the Tioga gathering system.
2024 Compared with 2023
Operating revenues for the Integrated Upstream and Gathering segment increased $4.3 million in 2024 as compared with 2023. Gas production revenue after hedging increased $7.3 million primarily due to a 19.8 Bcf increase in gas production offset by a $0.11 per Mcf decrease in the weighted average realized price of gas after hedging. The increase in gas production was largely due to new Marcellus and Utica wells in the Appalachian region. Gathering revenue increased $1.6 million driven primarily by an increase in gathered volume in this segment’s eastern development areas (Trout Run and Tioga). The increase in gathered volume can be attributed to an increase in gross natural gas production by producers connected to the gathering systems. Partially offsetting this increase, other revenue decreased $4.7 million due to the non-recurrence of temporary capacity release revenue for a portion of this segment’s transportation capacity in 2023.
Refer to further discussion of derivative financial instruments in the “Market Risk Sensitive Instruments” section that follows. Refer to the tables above for production and price information.
Earnings
2025 Compared with 2024
The Integrated Upstream and Gathering segment’s earnings in 2025 were $324.7 million, an increase of $381.7 million when compared with a net loss of $57.0 million in 2024. The $381.7 million increase was primarily attributed to the following factors:

	(Millions)
Lower non-cash impairments of assets	$239.6	(1)
Higher natural gas prices after hedging	88.3
Higher natural gas production	66.1
Higher other revenue	12.5
Lower earnings reduction associated with remeasurement of state deferred income taxes due to ceiling test impairments	4.8
Lower depreciation / depletion expense	3.9	(2)
Lower lease operating expenses	1.1	(3)
Change in mark to market adjustment on contingent consideration	0.8	(4)
Higher other operating expenses	(13.5)	(5)
Higher income tax expense	(10.6)	(6)
Higher other tax expense	(3.3)	(7)
Lower other income	(3.1)	(8)
Lower gathering revenues	(2.9)
Premiums paid on early redemption of debt	(1.7)	(9)
Other items	(0.3)
	$381.7

(1)Includes a ceiling test impairment of $79.1 million and a $24.5 million impairment of certain water disposal assets recorded during the quarter ended December 31, 2024, offset by ceiling test impairments of $336.4 million and a $6.8 million impairment of certain water disposal assets both recorded during the year ended September 30, 2024.
(2)The decrease in depreciation / depletion expense is primarily the result of a $7.5 million decrease in depletion expense due to ceiling test impairments recorded in fiscal 2024 and 2025, which lowered the segment’s full cost pool depletable base. This decrease was partially offset by a $3.6 million increase in depreciation expense largely due to additional plant in-service associated with the Tioga gathering system.
(3)The decrease in lease operating expenses was primarily the result of lower workover and salt water disposal costs.
(4)Includes a decrease in unrealized losses in 2025 as compared to 2024 related to contingent consideration received as part of the sale of this segment’s California oil properties in 2022, net of tax effects. The fair value of the contingent consideration was zero at September 30, 2025.
(5)The increase in other operating expenses is mainly attributed to a change in segment reporting, as well as higher personnel costs, higher abandonment accretion expense, and higher environmental remediation costs in fiscal 2025, partially offset by higher abandonment costs recognized in fiscal 2024.
(6)The increase in income tax expense was primarily driven by an increase in state income tax expense due to higher pre-tax income.
(7)The increase in other tax expense was primarily attributable to higher Impact Fees in the Appalachian region as the Company moved into a higher rate tier due to higher NYMEX pricing combined with additional wells drilled in the current year.
(8)The decrease in other income is mainly attributable to the non-recurrence of business interruption insurance proceeds received during the quarter ended December 31, 2023 related to a pipeline outage impacting Seneca’s ability to market gas, combined with lower interest income due to the reimbursement of security deposits related to the terminated Northern Access project.
(9)Represents the Integrated Upstream and Gathering segment’s share of the premiums paid by the Company to redeem long-term debt. Refer to Note H — Capitalization and Short-Term Borrowings for further discussion.

2024 Compared with 2023
The Integrated Upstream and Gathering segment experienced a loss of $57.0 million in 2024, a decrease of $389.0 million from earnings of $332.0 million in 2023. The $389.0 million decrease was primarily attributed to the following factors:

	(Millions)
Non-cash impairments of assets	$(343.2)	(1)
Lower natural gas prices after hedging	(34.0)
Higher depreciation / depletion expense	(31.5)	(2)
Higher other operating expenses	(10.9)	(3)
Earnings reduction associated with remeasurement of state deferred income taxes due to ceiling test impairments	(5.8)
Change in mark to market adjustment on contingent consideration related to the sale of California oil properties in 2022	(4.1)
Lower other revenue	(3.7)
Higher interest expense	(3.7)	(4)
Higher lease operating expenses	(3.3)	(5)
Higher natural gas production	39.8
Lower income tax expense	7.2	(6)
Lower other tax expense	2.9	(7)
Higher gathering revenue	1.3
	$(389.0)

(1)Includes aggregate ceiling test impairments of $336.4 million recorded during the quarters ended June 30, 2024 and September 30, 2024 and a $6.8 million impairment of certain water disposal assets recorded during the quarter ended September 30, 2024.
(2)The increase in depreciation / depletion expense was primarily due to an increase in depletion expense of $29.1 million largely due to the net increase in production combined with a $0.06 per Mcf increase in the depletion rate. An increase in depreciation expense of $2.4 million, primarily due to additional plant in-service associated with the Tioga and Clermont gathering systems, also contributed to the increase.
(3)The increase in other operating expenses was primarily attributable to recognizing an accrual of plugging and abandonment costs related to certain offshore Gulf of Mexico wells and certain California wells that were sold by Seneca to operators that are now defunct or unable to cover the cost of the abandonment activities. As a result, a portion of the cost of abandoning the wells was expected to revert back to Seneca. Higher personnel and material costs also contributed to the increase in other operating expenses.
(4)The increase in interest expense was largely attributable to higher average interest rates on intercompany short-term and long-term borrowings, partially offset by lower intercompany long-term debt balances.
(5)The increase in lease operating expenses was primarily the result of higher workover and repairs and maintenance expenses, partially offset by lower salt water disposal costs.
(6)The reduction in income tax expense was primarily driven by a decrease in pre-tax income and lower state income tax expense. The lower state income taxes were a result of a decrease in Pennsylvania’s state income tax rate from 9.99% in the prior year to 8.99% in the current year, as well as a change in the mix of revenues between state jurisdictions.
(7)The decrease in other tax expense was primarily attributable to lower Impact Fees in the Appalachian region as the Company moved into a lower rate tier due to lower NYMEX pricing.

PIPELINE AND STORAGE
Revenues
Pipeline and Storage Operating Revenues

	Year Ended September 30
	2025	2024
	(Thousands)
Firm Transportation	$323,470	$311,247
Interruptible Transportation	709	653
	324,179	311,900
Firm Storage Service	100,292	95,931
Interruptible Storage Service	—	2
	100,292	95,933
Other	3,130	4,560
	$427,601	$412,393
Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2025	2024
Firm Transportation	785,147	757,407
Interruptible Transportation	984	1,791
	786,131	759,198
2025 Compared with 2024
Operating revenues for the Pipeline and Storage segment increased $15.2 million in 2025 as compared with 2024. For the twelve months ended September 30, 2025, the $12.3 million increase in transportation revenues and $4.4 million increase in storage revenues were primarily attributable to an increase in Supply Corporation’s transportation and storage rates effective February 1, 2024 in accordance with Supply Corporation’s rate case settlement. The settlement was approved by FERC on June 11, 2024. This increase was partially offset by the impact of a final true-up adjustment recorded during the year ended September 30, 2024 to the surcharge for pipeline safety and greenhouse gas costs that ended effective February 1, 2024. The increase in transportation revenues was also partially offset by a decline in revenues associated with miscellaneous contract terminations and revisions. The $1.4 million decrease in other revenues primarily reflects lower cashout revenues, which are completely offset by purchased gas expense, and an adjustment to match electric surcharge revenues to electric power costs recorded in operation and maintenance expense.
Transportation volume increased by 26.9 Bcf in 2025 as compared with 2024, primarily due to an increase in volume from colder weather. This increase was partially offset by lower capacity utilization with certain contract shippers and certain contract expirations and revisions. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.
The majority of Supply Corporation’s and Empire’s transportation and storage contracts allow either party to terminate the contract upon six or twelve months’ notice effective at the end of the primary term and include “evergreen” language that allows for annual term extension(s). The Pipeline and Storage segment’s contracted transportation and storage capacity with both affiliated and unaffiliated shippers is expected to remain relatively constant in fiscal 2026.

Earnings
2025 Compared with 2024
The Pipeline and Storage segment’s earnings in 2025 were $121.0 million, an increase of $41.3 million when compared with earnings of $79.7 million in 2024.  The $41.3 million increase can be attributed to the following factors:

	(Millions)
Non-cash impairment of assets	$33.8	(1)
Higher operating revenues	13.2
Lower interest expense	1.5	(2)
Higher operating expenses	(4.8)	(3)
Lower other income	(3.1)	(4)
Other items	0.7
	$41.3

(1)An impairment charge recognized during the year ended September 30, 2024 wrote down the carrying value of certain assets associated with Supply Corporation and Empire’s Northern Access project.
(2)The decrease in interest expense was primarily driven by a decrease in intercompany short-term borrowings, partially offset by an increase in interest on additional intercompany long-term borrowings associated with the Company’s February 2025 debt issuance.
(3)The increase in operating expenses was primarily due to an increase in personnel costs, as well as an increase in outside service expenses, largely related to system integrity and maintenance spending, and higher power costs related to Empire’s electric motor drive compressor station. The increase in electric power costs is offset by an equal increase in revenue.
(4)The decrease in other income was primarily due to a lower average amount outstanding on intercompany short-term notes receivables and a lower weighted average interest rate on those receivables, as well as a decline in non-service pension and post-retirement benefit income.
UTILITY
Revenues
Utility Operating Revenues

	Year Ended September 30
	2025	2024
	(Thousands)
Retail Revenues:
Residential	$610,370	$514,607
Commercial	82,364	69,834
Industrial	4,417	3,146
	697,151	587,587
Transportation	111,692	111,031
Other	8,786	(1,256)
	$817,629	$697,362

Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2025	2024
Retail Sales:
Residential	64,267	56,758
Commercial	10,614	8,989
Industrial	635	444
	75,516	66,191
Transportation	66,202	62,297
	141,718	128,488
Degree Days

				Percent (Warmer) Colder Than
Year Ended September 30		Normal	Actual	Normal(1)	Prior Year(1)
2025	Buffalo, NY(2)	6,307	5,885	(6.7)%	14.0%
	Erie, PA	5,771	5,597	(3.0)%	17.0%
2024	Buffalo, NY	6,653	5,162	(22.4)%	(9.7)%
	Erie, PA	5,805	4,782	(17.6)%	(12.9)%

(1)Percents compare actual degree days to normal degree days and actual degree days to actual prior year degree days.
(2)Normal degree days changed from NOAA 30-year degree days to NOAA 15-year degree days with the implementation of new base rates in New York effective October 2024.
2025 Compared with 2024
Operating revenues for the Utility segment increased $120.3 million in 2025 compared with 2024. The increase resulted from a $109.6 million increase in retail gas sales revenue, a $0.7 million increase in transportation revenue and a $10.0 million increase in other revenue. The increases in retail gas sales and transportation revenues reflect the impact of new base delivery rates in Distribution Corporation’s New York jurisdiction pursuant to a settlement approved by the NYPSC on December 19, 2024. Additional details regarding the base rate regulatory proceeding can be found in the Rate Matters section below. The increase in retail gas sales revenue also reflects higher revenues collected from customers for purchased gas costs resulting from a 9.3 Bcf increase in throughput mainly due to colder weather combined with an increase in the cost of gas sold (per Mcf). The increase in transportation revenue also reflects a 3.9 Bcf increase in throughput due primarily to colder weather, partially offset by the amortization of certain regulatory assets in accordance with the New York rate settlement. The increase in other revenue was largely due to the elimination of the refund provision that required the Utility segment to defer and return the income tax benefits resulting from the 2017 Tax Reform Act to customers ($12.0 million). The refund provision is no longer necessary because Distribution Corporation’s new base delivery rates now reflect the current federal income tax rate of 21%. This increase in other revenue was partially offset by decreases in other gas revenues ($0.8 million), capacity release revenues ($0.8 million), and late payment charges billed to customers ($0.4 million).
Purchased Gas
The cost of purchased gas is one of the Company’s largest operating expenses. Annual variations in purchased gas costs are attributed directly to changes in gas sales volume, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $358.5 million and $283.2 million of Purchased Gas expense during 2025 and 2024, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation does not profit from fluctuations in gas costs. Purchased Gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period. Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.
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
Earnings
2025 Compared with 2024
The Utility segment’s earnings in 2025 were $83.2 million, an increase of $26.1 million when compared with earnings of $57.1 million in 2024. The increase can be attributed to the following factors:

	(Millions)
Impact of new base rates in New York	$31.8
Higher other income	15.3	(1)
Impact of higher customer usage	2.4
Higher operating expenses	(9.7)	(2)
Higher interest expense	(6.5)	(3)
Higher income tax expense	(3.8)	(4)
Higher depreciation expense	(3.5)	(5)
Other items	0.1
	$26.1

(1)The increase in other income was primarily due to the New York rate settlement, which required the recognition of non-service pension and post-retirement benefit income and a corresponding reduction in new base rates.
(2)The increase in operating expenses is largely attributable to higher personnel costs partially offset by a reduction in amortizations of certain regulatory assets and lower uncollectible expenses mainly as a result of a tracker implemented, both of which were associated with the New York rate settlement.
(3)The increase in interest expense is mainly attributed to an increase in both short-term and long-term intercompany debt balances.
(4)The increase in income tax expense was primarily driven by a smaller tax deduction in 2025 as compared to 2024 in the Utility’s Pennsylvania jurisdiction for certain repairs and maintenance expenditures, lower benefit from the amortization of excess deferred income taxes in accordance with the New York rate settlement, and higher state income tax expense due to higher pre-tax income.
(5)The increase in depreciation expense is attributable to higher average property, plant and equipment balances.
The impact of weather variations on earnings in the Utility segment is mitigated by a WNA. The WNA, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the

Utility segment. In addition, in periods of colder than normal weather, the WNA benefits the Utility segment’s customers. For 2025, the WNA preserved earnings of approximately $3.9 million and $1.7 million, respectively, in the Utility segment’s New York and Pennsylvania rate jurisdictions as the weather was warmer than normal on a cycle-bill basis in both jurisdictions. For 2024, the WNA preserved earnings of approximately $8.1 million and $5.5 million, respectively, in the Utility segment’s New York and Pennsylvania rate jurisdictions as the weather was warmer than normal on a cycle-bill basis in both jurisdictions.
ALL OTHER AND CORPORATE OPERATIONS
Earnings
2025 Compared with 2024
All Other and Corporate operations had a net loss of $10.4 million in 2025, an increase in loss of $8.2 million when compared with a net loss of $2.2 million in 2024. The increase in loss was attributable to the following factors: (1) the Company recorded unrealized losses on equity securities of $0.9 million in 2025 compared to unrealized gains on equity securities of $2.4 million in 2024; (2) higher interest expense ($2.1 million) due mainly to higher average long-term borrowings; (3) higher operating expense ($2.9 million) due mainly to higher legal, consulting, and outside service costs; and (4) higher income tax expense ($1.0 million) due primarily to the impact of less favorable consolidated tax sharing provisions in fiscal 2025. These changes were partially offset by realized gains from investment securities sold during 2025 ($1.2 million).
OTHER INCOME (DEDUCTIONS)
Although most of the variances in Other Income (Deductions) are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Net other income on the Consolidated Statements of Income was $36.4 million in 2025 compared to net other income of $16.2 million in 2024, for a net increase of $20.2 million. This increase can be attributed primarily to a $22.4 million increase in non-service pension and post-retirement benefit income combined with a $5.8 million change in the year-over-year revaluation of the contingent consideration received as part of the sale of the Company’s California oil properties in 2022. These increases were partially offset by year-over-year changes in the value of investment securities. During the year ended September 30, 2025, there were net gains of $0.5 million on investment securities, compared to net gains of $3.5 million on investment securities during the year ended September 30, 2024. Also offsetting these increases, was a decrease in interest income of $2.7 million, and the non-recurrence of $2.0 million of business interruption insurance proceeds received during the year ended September 30, 2024 related to a pipeline outage that impacted Seneca’s ability to market its gas.
INTEREST CHARGES
Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Interest on long-term debt increased $18.1 million in 2025 as compared to 2024. These increases are primarily due to higher average balances and a higher weighted average interest rate on long-term debt. On February 19, 2025, the Company issued $500.0 million of 5.50% notes and $500.0 million of 5.95% notes. On March 6, 2025, the Company redeemed $450.0 million of 5.20% notes due July 2025 and $500.0 million of 5.50% notes due January 2026 and paid early redemption premiums totaling $2.4 million that were recorded as interest expense on long-term debt in the Integrated Upstream and Gathering segment. The Company also redeemed $50.0 million of 7.38% notes on June 13, 2025. In addition, in April 2024, the Company elected to draw a total of $300.0 million under a delayed draw term loan credit facility. These borrowings had a locked-in weighted average interest rate of 5.97% for 2025.
Other interest expense decreased $0.9 million in 2025 as compared to 2024. The decrease was primarily due to lower weighted average interest rates on short-term debt for 2025 and lower average short-term debt balances in 2025 compared to 2024.

CAPITAL RESOURCES AND LIQUIDITY
The primary sources and uses of cash during the last two years are summarized in the following condensed statement of cash flows:

	Year Ended September 30
	2025	2024
	(Millions)
Provided by Operating Activities	$1,100.0	$1,066.0
Capital Expenditures	(912.8)	(931.2)
Sale of Fixed Income Mutual Fund Shares in Grantor Trust	7.0	—
Other Investing Activities	14.1	(2.7)
Net Change in Other Short-Term Notes Payable to Banks and Commercial Paper	59.5	(196.8)
Net Proceeds from Issuance of Long-Term Debt	988.7	299.4
Shares Repurchased Under Repurchase Plan	(54.4)	(64.1)
Reduction of Long-Term Debt	(1,004.1)	—
Net Repurchases of Common Stock Under Stock and Benefit Plans	(4.7)	(4.0)
Dividends Paid on Common Stock	(188.4)	(183.8)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$4.9	$(17.2)
The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During 2026, based on current commodity prices, cash provided by operating activities is expected to exceed capital expenditures. The Company has a delayed draw term loan that matures in February 2026, which the Company anticipates repaying with cash from operations as well as short-term or long-term borrowings. Looking forward to 2027, based on current commodity prices, cash provided by operating activities is again expected to exceed capital expenditures. These cash flow projections include the impact of the CenterPoint Ohio acquisition but do not reflect the impact of other acquisitions or divestitures that may arise in the future.
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
Cash provided by operating activities in the Integrated Upstream and Gathering segment may vary from year to year as a result of changes in the commodity prices of natural gas as well as changes in production. The Company uses various derivative financial instruments, including price swap agreements and no cost collars, in an attempt to manage this energy commodity price risk. The pricing protection obtained from derivative financial instruments will fluctuate over time as instruments expire and are replaced with new instruments reflecting current commodity prices of natural gas.
The Company, in its Utility segment and Integrated Upstream and Gathering segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. Refer to Item 8 at Note L — Commitments and Contingencies under the heading “Other” for additional discussion concerning these contractual commitments as well as the amounts of future gas purchase, transportation and storage contract commitments expected to be incurred during the next five years and thereafter. Also refer to Item 8 at Note D — Leases for a discussion of the Company’s operating lease arrangements and a schedule of lease payments during the next five years and thereafter.
Net cash provided by operating activities totaled $1,100.0 million in 2025, an increase of $34.0 million compared with the $1,066.0 million provided by operating activities in 2024. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Integrated Upstream and Gathering segment, partially offset by lower cash provided by activities in the Utility segment. The increase in the Integrated Upstream and Gathering segment is primarily due to the timing of cash receipts and hedge settlements from natural gas production. The decrease in the Utility segment is primarily due to the timing of gas cost recovery, partially offset by the impact of higher revenues resulting from the base rate increase in Distribution Corporation’s New York rate jurisdiction.
Net cash provided by operating activities totaled $1,066.0 million in 2024, a decrease of $171.1 million compared with the $1,237.1 million provided by operating activities in 2023. The decrease in cash provided by operating activities primarily reflects lower cash provided by operating activities in the Integrated Upstream and Gathering segment and Utility segment. The decrease in the Integrated Upstream and Gathering segment is primarily due to lower cash receipts from natural gas production. The decrease in the Utility segment is primarily due to the timing of gas cost recovery.
INVESTING CASH FLOW
Expenditures for Long-Lived Assets
The Company’s expenditures for long-lived assets, including non-cash capital expenditures, totaled $918.1 million, $942.0 million and $1,123.6 billion in 2025, 2024 and 2023, respectively. The table below presents these expenditures:

	Year Ended September 30
	2025		2024		2023
	(Millions)
Integrated Upstream and Gathering:
Capital Expenditures (1)	$605.4	(2)	$645.6	(3)	$841.0	(4)
Pipeline and Storage:
Capital Expenditures	121.8	(2)	110.8	(3)	141.9	(4)
Utility:
Capital Expenditures	190.0	(2)	184.6	(3)	139.9	(4)
All Other and Corporate:
Capital Expenditures	0.9		1.0		0.8
Total Expenditures	$918.1		$942.0		$1,123.6

(1)The year ended September 30, 2023 includes $124.8 million related to the acquisition of upstream assets acquired from SWN Production Company, LLC (“SWN”). The acquisition cost is reported as a component of Acquisition of Upstream Assets on the Consolidated Statement of Cash Flows.
(2)2025 capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment include $87.9 million, $19.4 million and $18.0 million, respectively, of non-cash capital expenditures.
(3)2024 capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment include $85.0 million, $14.4 million and $20.6 million, respectively, of non-cash capital expenditures.
(4)2023 capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment include $63.8 million, $31.8 million and $13.6 million, respectively, of non-cash capital expenditures.

Integrated Upstream and Gathering
In 2025, the Integrated Upstream and Gathering segment capital expenditures were primarily upstream well drilling and completion expenditures in the Appalachian region, including $141.8 million spent in the Marcellus Shale area and $351.2 million spent in the Utica Shale area. These amounts included approximately $246.3 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Tioga, Clermont and Trout Run gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online and system optimization, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.
In 2024, the Integrated Upstream and Gathering segment capital expenditures were primarily upstream well drilling and completion expenditures in the Appalachian region, including $76.3 million spent in the Marcellus Shale area and $439.9 million spent in the Utica Shale area. These amounts included approximately $305.6 million spent to develop proved undeveloped reserves. The Company also completed the acquisition of certain undeveloped acreage in Tioga County, Pennsylvania for $6.2 million in 2024. The acquisition included 2,083 net acres and was accounted for as an asset acquisition with the purchase price allocated to property, plant and equipment. The cost of this acquisition is reported as a component of Capital Expenditures on the Consolidated Statement of Cash Flows. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Clermont, Tioga and Trout Run gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.
In 2023, the Integrated Upstream and Gathering segment capital expenditures were primarily upstream well drilling and completion expenditures in the Appalachian region, including $292.6 million spent in the Marcellus Shale area and $430.7 million spent in the Utica Shale area. These amounts included approximately $342.0 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Clermont, Tioga and Trout Run gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.
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
Pipeline and Storage
The Pipeline and Storage segment’s capital expenditures for 2025 and 2024 were primarily for additions, improvements and replacements to this segment’s transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions.

Utility
The majority of the Utility segment’s capital expenditures for 2025 and 2024 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.
Other Investing Activities
In September 2025, the Company sold $7.0 million of fixed income mutual fund shares held in a grantor trust that was established for the benefit of Pennsylvania ratepayers. The proceeds are being used in the Utility segment’s Pennsylvania service territory to fund the final installment of a 5-year pass back of overcollected OPEB expenses, as well as to diversify a portion of grantor trust investments into lower risk money market mutual fund shares.
Estimated Capital Expenditures
The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2026	2027	2028
	(Millions)
Integrated Upstream and Gathering(1)	$585	$575	$565
Pipeline and Storage	230	145	125
Utility(2)	195	200	205
All Other	—	—	—
	$1,010	$920	$895

(1)Includes estimated expenditures for the years ended September 30, 2026, 2027 and 2028 of approximately $295 million, $245 million and $145 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.
(2)Includes estimated expenditures for the years ended September 30, 2026, 2027, and 2028 of approximately $170 million, $180 million and $185 million, respectively, for system modernization and safety to enhance the reliability and safety of the system and reduce emissions.
Integrated Upstream and Gathering
Capital expenditures for the Integrated Upstream and Gathering segment in 2026 through 2028 are expected to be primarily upstream well drilling and completion expenditures, combined with related infrastructure, in the Appalachian region, as well as additional pipeline and compression infrastructure related to gathering systems.
Pipeline and Storage
Capital expenditures for the Pipeline and Storage segment in 2026 through 2028 are expected to include: the replacement and modernization of transmission and storage facilities, the reconditioning of storage wells, improvements of compressor stations and emissions reduction initiatives, as well as capital expenditures related to system expansion.
In addition, due to the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia, specifically in the Marcellus and Utica Shale producing areas, Supply Corporation and Empire have completed and continue to pursue expansion projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines, on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems, including projects to support regional demand for power generation to support the electric grid and data center development. Expansion and modernization projects where the Company has forecasted a significant amount of investment in preliminary survey and investigation costs and/or capital expenditures in 2026 through 2028, and where a precedent agreement has been executed, are discussed below.

Supply Corporation has designed a project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity lease, providing access to Mid-Atlantic markets (“Tioga Pathway Project”). The Tioga Pathway Project involves the construction of approximately 19 miles of new pipeline and the replacement of approximately four miles of existing pipeline on the Supply Corporation system. Supply Corporation has executed a Precedent Agreement with Seneca for 190,000 Dth per day of transportation capacity and filed a Section 7(b)/7(c) application with the FERC on August 21, 2024. FERC issued the Section 7(b)/7(c) certificate on May 5, 2025. Construction on the Tioga Pathway Project is expected to commence in early calendar 2026. This project has a projected in-service date of late calendar 2026 and an estimated capital cost of approximately $101 million. The majority of these expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2025, approximately $10.0 million has been spent on this project, including $5.0 million spent to study the project that is included in Deferred Charges on the Consolidated Balance Sheet. The remaining $5.0 million spent on the project has been capitalized as Construction Work in Progress.
Additionally, Supply Corporation concluded an open season on February 26, 2025, and based on interest in that open season, designed a project that would allow for the transportation of 205,000 Dth per day of natural gas supplies from its existing Line N pipeline system to a new interconnection with the Shippingport Power Station, a natural gas power generation facility under development in Beaver County, Pennsylvania, which is expected to support a co-located data center (the “Shippingport Lateral Project”). In order to provide this new natural gas transportation capacity, Supply Corporation expects to construct an approximately 7.5 mile pipeline lateral from its existing Line N pipeline system to a direct interconnection with the facility with the incremental capacity expected to come online as early as Fall 2026 and an estimated capital cost of approximately $57 million. Supply Corporation has executed a Precedent Agreement with Shippingport Power Station, LLC, the facility developer, for 100% of the capacity for the Shippingport Lateral Project and filed an application with FERC under the Commission’s prior notice regulations on August 29, 2025. The project obtained FERC authorization on November 7, 2025. As of September 30, 2025, approximately $1.8 million has been spent on this project, including $1.7 million spent to study the project that is included in Deferred Charges on the Consolidated Balance Sheet. The remaining $0.1 million spent on the project has been capitalized as Construction Work in Progress. The remaining expenditures expected to be spent on the project are included in Pipeline and Storage estimated capital expenditures in the table above.
Utility
Capital expenditures for the Utility segment in 2026 through 2028 are expected to be concentrated in the areas of main and service line improvements and replacements that will enhance the reliability and safety of the system, emission reduction initiatives and, to a lesser extent, the purchase of new equipment.
Project Funding
During fiscal 2025 and 2024, capital expenditures were funded with cash from operations and short-term debt. Going forward, the Company expects to use cash from operations and short-term or long-term borrowings, as needed, to finance capital expenditures. The level of short-term and/or long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production and the associated commodity price realizations in the Integrated Upstream and Gathering segment. It will also likely depend on the timing of gas cost and base rate recovery in the Utility segment as well as the timing of base rate recovery in the Pipeline and Storage segment.
In the Integrated Upstream and Gathering segment, the Company has entered into contractual obligations to support its development activities and operations in Pennsylvania, including hydraulic fracturing and other well completion services, well tending services, well workover activities, tubing and casing purchases, production equipment purchases, water hauling services and contracts for drilling rig services. Refer to Item 8 at Note L — Commitments and Contingencies under the heading “Other” for the amounts of contractual obligations expected to be incurred during the next five years and thereafter to support the Company’s exploration and development activities. These amounts are largely a subset of the estimated capital expenditures for the Integrated Upstream and Gathering segment shown above.
The Company, in its Pipeline and Storage segment, Integrated Upstream and Gathering segment and Utility segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system modernization and expansion projects. Refer to Item 8 at Note L — Commitments and Contingencies under the heading “Other” for the amounts of contractual commitments expected to be incurred during the next five years and thereafter associated with the Company’s pipeline, compressor and gathering system modernization and expansion projects. These amounts are a subset of the estimated capital expenditures for the Pipeline and Storage segment, Integrated Upstream and Gathering segment and Utility segment that are shown above.
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
FINANCING CASH FLOW
Consolidated short-term debt increased $59.5 million, to a total of $150.2 million, when comparing the balance sheet at September 30, 2025 to the balance sheet at September 30, 2024. The maximum amount of short-term debt outstanding during the year ended September 30, 2025 was $330.0 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing items such as capital expenditures, asset purchases, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As of September 30, 2025, the Company had outstanding commercial paper of $150.2 million and did not have any outstanding short-term notes payable to banks.
On October 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC (the “Acquired Company”), the Seller’s Ohio natural gas local distribution company, for an aggregate purchase price of $2.62 billion, subject to customary adjustments (the “Purchase Price”), as provided in the Purchase Agreement (the “Transaction”). The Purchase Price will be paid through a combination of cash and a promissory note to be issued by the Company to the Seller pursuant to a Seller Note Agreement (the “Seller Note Agreement”) between the Company, as borrower, and the Seller, as lender. The Seller Note Agreement, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will provide a $1.2 billion unsecured term loan credit facility (the “Seller Note Facility”) that matures on the last business day that is not more than 364 days from the closing of the Transaction.
The borrowings under the Seller Note Facility will bear interest at a rate of 6.5% per annum. The Seller Note Agreement will contain customary representations and affirmative, negative and financial covenants, consistent with the Company’s existing term loan agreement. The Seller Note Agreement will also include covenants restricting certain actions with respect to the Acquired Company. The Seller Note Agreement will contain certain specified events of default, and should an event of default occur, the lender is entitled to exercise certain remedies, including acceleration of the loan and related obligations.

The Seller Note Agreement will contain a covenant defeasance provision that permits the Company to relieve itself from its obligations to comply with covenants under the Seller Note Agreement upon deposit of an amount with a paying agent sufficient to pay the principal of and interest due on the loan on each applicable interest payment date and the maturity date.
In connection with its entry into the Purchase Agreement, the Company entered into a bridge facility commitment letter (the “Bridge Commitment Letter”), pursuant to which The Toronto-Dominion Bank, New York Branch (“TD Bank”) and Wells Fargo Bank, National Association (“Wells Fargo Bank” and, together with TD Bank, the “Commitment Parties”), agreed to provide to the Company loans under a senior unsecured bridge loan facility (the “Bridge Facility”) composed of a $1.42 billion 364-day tranche (the “Acquisition Tranche”), the proceeds of which will be used, if needed, to finance the Transaction, and a $1.2 billion 364-day tranche (the “Seller Note Tranche”), the proceeds of which will be used, if needed, to refinance the Seller Note Facility at its scheduled maturity.
On November 6, 2025, the Company entered into a 364-day term loan facility commitment letter (the “Term Loan Commitment Letter”), pursuant to which the Commitment Parties and ten additional banks, all of which are lenders under our primary credit facility, agreed to provide to the Company loans under a 364-day senior unsecured term loan facility (the “Term Loan Facility”) in the amount of $1.42 billion, the proceeds of which will be used, if needed, to finance the Transaction. Entering into the Term Loan Commitment Letter enabled the Company to terminate the commitments under the Bridge Commitment Letter in respect of the Acquisition Tranche. Also on November 6, 2025, the same ten additional banks joined the Commitment Parties as parties to the Bridge Commitment Letter in respect of the Seller Note Tranche.
Subject to the conditions in the respective commitment letters, the commitments under the Term Loan Facility and the Bridge Facility (together, the “Commitments”) may be reduced by proceeds of certain additional indebtedness that may be incurred by the Company and certain equity offerings of the Company to finance the Transaction. The Company expects to reduce the Commitments through such financings or offerings, possibly to zero, prior to the closing date of the Transaction or the scheduled maturity of the Seller Note Facility, as applicable, but there can be no assurance such financings or offerings will occur and any such expectation is subject to market conditions.
The Company is subject to certain customary fees with respect to the Term Loan Facility and the Bridge Facility. Interest on borrowings under the Term Loan Facility or the Bridge Facility would accrue at one of two rates, at the option of the Company: Term SOFR plus an applicable margin of 1.125% to 1.750%, or a base rate (at least as great as one-month Term SOFR plus 1.0%) plus an applicable margin of 0.125% to 0.750%. In each case, the applicable margin would depend on the Company’s credit ratings (at current ratings, the applicable margin would be 1.500% for Term SOFR loans and 0.500% for base rate loans). With respect to the Term Loan Facility, the Company will pay a fee on the 270th day after the funding date in an amount equal to 0.025% of the principal amount of any loans outstanding under such facility at the close of business on that date. With respect to the Bridge Facility, the applicable margin would increase by an additional 0.25% on each of the 90th, 180th and 270th day after the funding date for any loans outstanding under the Bridge Facility. Any borrowings under the Term Loan Facility or the Bridge Facility would mature 364 days from the funding date, which, for the Term Loan Facility, would be on or around the closing date of the Transaction and, for the Bridge Facility, would be on or around the scheduled maturity of the Seller Note Facility.
The availability of borrowings under the Term Loan Facility and the Bridge Facility is subject to the satisfaction of certain customary conditions for transactions of these types. Any definitive financing documentation for the Term Loan Facility or the Bridge Facility will contain customary representations and warranties, covenants and events of defaults for transactions of these types. The Company expects to execute permanent financing prior to the respective funding dates of the Term Loan Facility and the Bridge Facility, such that borrowings under the facilities would not be incurred. There can be no assurance, however, such permanent financing will occur and any such expectation is subject to market conditions.
The Company is a party to a syndicated Credit Agreement (as amended from time to time, the “Credit Agreement”) that provides a $1.0 billion unsecured committed revolving credit facility. In January 2025, the Company and the banks in the syndicate consented to a second one-year extension of the maturity date of the

Credit Agreement, such that the Company has aggregate commitments available in the full amount of $1.0 billion through February 23, 2029. In May 2025, the number of lenders under the Credit Agreement increased to twelve as a new lender joined the syndicate, assuming a portion of an existing lender’s commitment.
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
The Company entered into its existing term loan agreement (the “Term Loan Agreement”) on February 14, 2024, with six of the 12 banks that are lenders under the Credit Agreement. The Term Loan Agreement provides a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company has the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. The Company used the proceeds for general corporate purposes, which included the redemption of outstanding commercial paper. Borrowings under the Term Loan Agreement currently bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%. The current weighted average locked-in interest rate is 5.43% until mid-December 2025.
Both the Credit Agreement and the Term Loan Agreement provide that the Company’s debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company’s total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since that date, the Company recorded non-cash, after-tax ceiling test impairments totaling $797.0 million. As a result, at September 30, 2025, $398.5 million was added back to the Company’s total capitalization for purposes of calculating the debt to capitalization ratio under the Credit Agreement and the Term Loan Agreement. In addition, for purposes of calculating the debt to capitalization ratio, the following amounts included in Accumulated Other Comprehensive Income (Loss) on the Company’s consolidated balance sheet will be excluded from the determination of comprehensive shareholders’ equity: all unrealized gains or losses on commodity-related derivative financial instruments, and up to $10 million in unrealized gains or losses on other derivative financial instruments. As a result of these exclusions, such unrealized gains or losses will not positively or negatively affect the calculation of the debt to capitalization ratio. Finally, pursuant to amendments to the Credit Agreement and Term Loan Agreement entered into as of November 6, 2025, for purposes of calculating the debt to capitalization ratio, the Company’s $1.2 billion obligation under the Seller Note Facility, which is to be incurred at the closing of the Transaction, will be excluded from the definition of consolidated indebtedness upon such time and to the extent that the Company, in accordance with the Seller Note Agreement, deposits with a paying agent funds for defeasance of the Seller Note Facility.
At September 30, 2025, the Company’s debt to capitalization ratio, as calculated under the agreements, was 0.45. The constraints specified in the Credit Agreement and the Term Loan Agreement would have permitted an additional $3.61 billion in short-term and/or long-term debt to be outstanding at September 30, 2025 before the Company’s debt to capitalization ratio exceeded 0.65.
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
The proceeds of the February 19, 2025 debt issuances were used for general corporate purposes, including the March 6, 2025 redemptions of $450.0 million of the Company’s 5.20% notes that were scheduled to mature in July 2025 and $500.0 million of the Company’s 5.50% notes that were scheduled to mature in January 2026. The Company redeemed those notes for $450.8 million and $503.3 million, respectively, plus accrued interest. The remaining proceeds of the debt issuances were used to repay a portion of short-term borrowings the Company incurred to fund a trust for the benefit of holders of $50.0 million of 7.38% notes under the Company’s 1974 indenture prior to the June 13, 2025 maturity date of these notes. Placing these funds in trust enabled the Company to cancel and discharge the 1974 indenture. This relieved the Company from its obligations to comply with the 1974 indenture’s covenants. The funds were paid out of the trust on June 13, 2025 for the redemption of the $50.0 million of 7.38% notes, leaving no notes outstanding under the 1974 indenture.
The Current Portion of Long-Term Debt at September 30, 2025 consisted of a $300.0 million long-term delayed draw term loan that matures in February 2026. The Current Portion of Long-Term Debt at September 30, 2024 consisted of the $50.0 million of 7.38% notes and $450.0 million of 5.20% notes discussed above, with maturity dates in June 2025 and July 2025, respectively. As of September 30, 2025, the future contractual obligations related to aggregate principal amounts of long-term debt, including interest expense, maturing during the next five years and thereafter are as follows: $420.9 million in 2026, $697.7 million in 2027, $385.1 million in 2028, $72.0 million in 2029, $557.0 million in 2030, and $1,138.7 million thereafter. Refer to Item 8 at Note H — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense. Principal payments of long-term debt are a component of cash used in financing activities while interest payments on long-term debt are a component of cash used in operating activities. The Company’s present liquidity position is believed to be adequate to satisfy known demands.
The Company’s embedded cost of long-term debt was 4.90% at September 30, 2025 and 4.91% at September 30, 2024. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.
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

During the year ended September 30, 2025, the Company executed transactions to repurchase 828,720 shares at an average price of $64.37 per share, for a total cost of $53.8 million (including broker fees and excise taxes). Share repurchases that settled during the year ended September 30, 2025 were funded with cash provided by operating activities and/or short-term borrowings. From inception to September 30, 2025, the Company has repurchased 1,974,979 shares under the share repurchase program at an average price of $59.70, for a total cost of $119.0 million (including broker fees and excise taxes). In light of the Company’s agreement to acquire CenterPoint Ohio’s natural gas utility, repurchases under the program have been suspended. The program has no fixed expiration date.
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
The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan). During 2025, the Company did not make any contributions to the Retirement Plan. The Company does not expect to make any contributions to the Retirement Plan in 2026. For further discussion of the Company’s Retirement Plan, including actuarial assumptions, refer to Item 8 at Note K — Retirement Plan and Other Post-Retirement Benefits. As noted in that footnote, the Retirement Plan has been closed to new participants since 2003. In that regard, the average remaining service life of active participants in the Retirement Plan is approximately 5 years.
The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company did not make any contributions to its VEBA trusts or 401(h) accounts in 2025, and does not anticipate making contributions to these accounts in 2026. The Company made direct payments of $0.6 million to retirees not covered by the VEBA trusts and 401(h) accounts during 2025. For further discussion of the Company’s other post-retirement benefits, including actuarial assumptions, refer to Item 8 at Note K — Retirement Plan and Other Post-Retirement Benefits. As noted in that footnote, the other post-retirement benefits provided by the Company have been closed to new participants since 2003. In that regard, the average remaining service life of active participants is approximately 4 years for those eligible for other post-retirement benefits.
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
MARKET RISK SENSITIVE INSTRUMENTS
Energy Commodity Price Risk
The Company uses various derivative financial instruments (derivatives), including price swap agreements and no cost collars, as part of the Company’s overall energy commodity price risk management strategy in its Integrated Upstream and Gathering segment. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2025 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas transactions that are related to the financial instruments.
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
The authoritative guidance for fair value measurements and disclosures requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2025, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty’s (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The following tables disclose natural gas price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2025. At September 30, 2025, the Company had not entered into any natural gas price swap agreements extending beyond 2029.
Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2026	2027	2028	2029	Total
Notional Quantities (Equivalent Bcf)	119.6	93.9	45.7	4.3	263.5
Weighted Average Fixed Rate (per Mcf)	$4.07	$4.06	$3.91	$3.83	$4.03
Weighted Average Variable Rate (per Mcf)	$3.76	$4.12	$3.98	$3.88	$3.93
At September 30, 2025, the Company would have received an aggregate of approximately $28.0 million to terminate the natural gas price swap agreements outstanding at that date.
At September 30, 2024, the Company had natural gas price swap agreements covering 220.7 Bcf at a weighted average fixed rate of $3.74 per Mcf.
No Cost Collars
The following table discloses the notional quantities, the weighted average ceiling price and the weighted average floor price for the no cost collars used by the Company to manage natural gas price risk. The no cost collars provide for the Company to receive monthly payments from (or make payments to) other parties when a variable price falls below an established floor price (the Company receives payment from the counterparty) or exceeds an established ceiling price (the Company pays the counterparty). At September 30, 2025, the Company had not entered into any natural gas no cost collars extending beyond 2028.

	Expected Maturity Dates
	2026	2027	2028	Total
Natural Gas
Notional Quantities (Equivalent Bcf)	100.7	43.6	6.5	150.8
Weighted Average Ceiling Price (per Mcf)	$4.92	$4.53	$4.39	$4.78
Weighted Average Floor Price (per Mcf)	$3.67	$3.57	$3.45	$3.63
At September 30, 2025, the Company would have received an aggregate of approximately $6.1 million to terminate the natural gas no cost collars outstanding at that date.
At September 30, 2024, the Company had no cost collars agreements covering 128.7 Bcf at a weighted average ceiling price of $4.65 per Mcf and a weighted average floor price of $3.52 per Mcf.
Foreign Exchange Risk
The Company uses foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Integrated Upstream and Gathering segment. All of these transactions are forecasted.
The following table discloses foreign exchange contract information by expected maturity dates. The Company receives a fixed price in exchange for paying a variable price as noted in the Canadian to U.S. dollar forward exchange rates. Notional amounts (Canadian dollars) are used to calculate the contractual payments to be exchanged under contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2025. At September 30, 2025, the Company had not entered into any foreign currency exchange contracts extending beyond 2030.

	Expected Maturity Dates
	2026	2027	2028	2029	2030	Total
Notional Quantities (Canadian Dollar in millions)	$10.4	$9.8	$8.7	$8.6	$6.6	$44.1
Weighted Average Fixed Rate ($Cdn/$US)	$1.34	$1.34	$1.32	$1.32	$1.31	$1.33
Weighted Average Variable Rate ($Cdn/$US)	$1.36	$1.35	$1.34	$1.33	$1.32	$1.34
At September 30, 2025, absent other positions with the same counterparties, the Company would have paid to its respective counterparties an aggregate of $0.7 million to terminate these foreign exchange contracts.
Refer to Item 8 at Note J — Financial Instruments for a discussion of the Company’s exposure to credit risk related to its derivative financial instruments.
Interest Rate Risk
The fair value of long-term debt is $2.7 billion at September 30, 2025. This fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay. The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt:

	Principal Amounts by Expected Maturity Dates
	2026	2027	2028	2029	2030	Thereafter	Total
	(Dollars in millions)
Long-Term Fixed Rate Debt	$—	$600.0	$300.0	$—	$500.0	$1,000.0	$2,400.0
Weighted Average Interest Rate Paid	—	4.7%	4.8%	—	5.5%	4.5%	4.8%
Long-Term Variable Rate Debt	$300.0	$—	$—	$—	$—	$—	$300.0
Weighted Average Interest Rate Paid (1)	5.6%	—	—	—	—	—	5.6%

(1)Interest rate is based on a weighted average SOFR interest rate and was 5.62% as of September 30, 2025. The current weighted average locked-in interest rate is 5.43% until mid-December 2025.

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
New York Jurisdiction
Distribution Corporation’s current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on December 19, 2024 with rates effective January 1, 2025 (“2024 Rate Order”). The 2024 Rate Order authorizes a three-year rate plan effective October 1, 2024, with a make-whole provision allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. It also reflects a return on equity of 9.7% and authorizes a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. These revenue requirement increases are being reflected in customer bills on a levelized basis over the three-year rate plan. The revenue requirement for each year of the three-year plan has been reduced by $14 million for actuarial projections of income that is expected to be recognized for qualified pension and other post-retirement benefits. Qualified pension and other post-retirement benefit income or costs are matched with amounts included in revenue resulting in zero impact to earnings. The 2024 Rate Order approves the continuation of several ratemaking mechanisms, including revenue decoupling and WNA, and establishes a number of new cost trackers and regulatory deferrals. It also includes an earnings sharing mechanism, gas safety and customer service performance metrics (including maintaining the Company’s leak prone pipe replacement program), and provisions that will facilitate achievement of the emissions reduction goals of the CLCPA.
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
On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the year ended September 30, 2025, Distribution Corporation recovered $0.9 million from customers.
Pipeline and Storage
Supply Corporation’s rate settlement was approved June 11, 2024 with rates effective February 1, 2024, and provides that Supply Corporation may make a rate filing for new rates to be effective at any time. As well, any party can make a filing under NGA Section 5. Supply Corporation has no rate case currently on file.
On March 17, 2025, FERC approved an amendment to Empire’s 2019 rate case settlement, which provides for a modest reduction in Empire’s transportation unit rates, effective November 1, 2025. This settlement amendment is estimated to decrease Empire’s revenues on a yearly basis by approximately $0.5 million. Empire will not be able to file a new Section 4 rate case before April 30, 2027 and is required to file a Section 4 rate case by May 31, 2031.
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
Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. In New York, the CLCPA, which was passed in 2019, mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. Statements from New York’s Governor and other state authorities have acknowledged that the near term targets of the statute may not be achievable in the required timeframes. The NYPSC has initiated and/or modified various proceedings in an effort to help the State meet these emissions reduction targets. In May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to certain exemptions. This legislation is subject to ongoing litigation, with the parties agreeing, in November 2025, to suspend the requirements of the legislation pending resolution of appellate proceedings. In addition, the NYDEC, in conjunction with the New York State Energy Research and Development Authority, is developing a cap-and-invest program in the state, although issuance of certain key regulations necessary to implement the program has been delayed. The above-enumerated initiatives could impact the Company’s customer base and assets, and could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also reduce demand for natural gas and delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by federal and state administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. Federal, state or local governments may also provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

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
4.The Company’s ability to complete strategic transactions, such as the pending transaction with CenterPoint Energy Resources Corp., including receipt of required regulatory clearances and satisfaction of other conditions to closing, and to recognize the anticipated benefits of such transactions;

5.Governmental/regulatory actions and/or market pressures to reduce or eliminate reliance on natural gas;
6.The Company’s ability to estimate accurately the time and resources necessary to meet emissions targets;
7.Changes in the price of natural gas;
8.Impairments under the SEC’s full cost ceiling test for natural gas reserves;
9.The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;
10.Financial and economic conditions, including the availability of credit, and occurrences affecting the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures, other investments, and acquisitions, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;
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
13.The impact of information technology disruptions, cybersecurity or data security breaches, including the impact of issues that may arise from the use of artificial intelligence technologies;
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
15.Increased costs or delays or changes in plans with respect to Company projects or related projects of other companies, as well as difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of National Fuel Gas Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Fuel Gas Company and its subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of income and earnings reinvested in the business, of comprehensive income, and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

The Impact of Proved Natural Gas Reserves on Exploration and Production Properties, Net

As described in Note A to the consolidated financial statements, the Company’s capitalized costs relating to exploration and production activities, net of depreciation, depletion and amortization (DD&A) were $2.5 billion as of September 30, 2025. The Company follows the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized. For exploration and production properties, DD&A is computed based on quantities produced in relation to proved reserves using the units-of-production method. As disclosed by management, in addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. If capitalized costs, net of accumulated DD&A and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. For the year ended September 30, 2025, pre-tax impairment charges of $108.3 million were recognized. Estimates of the Company’s proved natural gas reserves and the future net cash flows from those reserves were prepared by the Company’s petroleum engineers and audited by independent petroleum engineers (together referred to as “management’s specialists”). Petroleum engineering involves significant assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Estimates of economically recoverable natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including quantities of natural gas that are ultimately recovered, the timing of the recovery of natural gas reserves, the production and operating costs to be incurred, the amount and timing of future development and abandonment expenditures, and the price received for the production.

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
November 21, 2025

We have served as the Company’s auditor since 1941.

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2025	2024	2023
	(Thousands of dollars, except per common share amounts)
INCOME
Operating Revenues:
Utility Revenues	$817,274	$696,807	$941,779
Integrated Upstream and Gathering and Other Revenues	1,184,136	976,615	972,346
Pipeline and Storage Revenues	276,131	271,388	259,646
	2,277,541	1,944,810	2,173,771
Operating Expenses:
Purchased Gas	213,441	150,062	437,595
Operation and Maintenance:
Utility	230,639	218,393	205,239
Integrated Upstream and Gathering and Other	206,616	187,024	168,390
Pipeline and Storage	120,610	114,601	105,127
Property, Franchise and Other Taxes	94,380	88,851	92,700
Depreciation, Depletion and Amortization	456,594	457,026	409,573
Impairment of Assets	141,802	519,129	—
	1,464,082	1,735,086	1,418,624
Operating Income	813,459	209,724	755,147
Other Income (Expense):
Other Income (Deductions)	36,428	16,226	18,138
Interest Expense on Long-Term Debt	(140,870)	(122,799)	(111,948)
Other Interest Expense	(14,964)	(15,896)	(19,938)
Income Before Income Taxes	694,053	87,255	641,399
Income Tax Expense	175,549	9,742	164,533
Net Income Available for Common Stock	518,504	77,513	476,866
EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	1,727,326	1,885,856	1,587,085
	2,245,830	1,963,369	2,063,951
Share Repurchases under Repurchase Plan	(43,382)	(50,823)	—
Dividends on Common Stock	(189,919)	(185,220)	(178,095)
Balance at End of Year	$2,012,529	$1,727,326	$1,885,856
Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$5.73	$0.84	$5.20
Diluted:
Net Income Available for Common Stock	$5.68	$0.84	$5.17
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	90,500,916	91,791,167	91,748,890
Used in Diluted Calculation	91,227,473	92,344,511	92,285,918
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2025	2024	2023
	(Thousands of dollars)
Net Income Available for Common Stock	$518,504	$77,513	$476,866
Other Comprehensive Income (Loss), Before Tax:
Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(14,593)	(17,511)	(9,660)
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	4,252	2,507	1,674
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(3,166)	286,894	708,206
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(45,891)	(216,655)	88,656
Other Comprehensive Income (Loss), Before Tax	(59,398)	55,235	788,876
Income Tax Expense (Benefit) Related to the Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(3,445)	(3,996)	(2,284)
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	1,001	584	411
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(858)	81,197	214,270
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(12,350)	(62,134)	5,806
Income Taxes — Net	(15,652)	15,651	218,203
Other Comprehensive Income (Loss)	(43,746)	39,584	570,673
Comprehensive Income	$474,758	$117,097	$1,047,539
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	At September 30
	2025	2024
	(Thousands of dollars)
ASSETS
Property, Plant and Equipment	$15,406,329	$14,524,798
Less — Accumulated Depreciation, Depletion and Amortization	7,693,687	7,185,593
	7,712,642	7,339,205
Current Assets
Cash and Temporary Cash Investments	43,166	38,222
Receivables — Net of Allowance for Uncollectible Accounts of $17,099 and $26,194, Respectively	180,801	127,222
Unbilled Revenue	16,219	15,521
Gas Stored Underground	33,468	35,055
Materials and Supplies - at average cost	50,545	47,670
Unrecovered Purchased Gas Costs	5,769	—
Other Current Assets	80,759	92,229
	410,727	355,919
Other Assets
Recoverable Future Taxes	89,247	80,084
Unamortized Debt Expense	6,236	5,604
Other Regulatory Assets	135,486	108,022
Deferred Charges	73,941	69,662
Other Investments	68,346	81,705
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	169,228	180,230
Fair Value of Derivative Financial Instruments	39,388	87,905
Other	8,387	5,958
	595,735	624,646
Total Assets	$8,719,104	$8,319,770
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value; Authorized - 200,000,000 Shares; Issued and Outstanding - 90,379,095 Shares and 91,005,993 Shares, Respectively	$90,379	$91,006
Paid In Capital	1,050,918	1,045,487
Earnings Reinvested in the Business	2,012,529	1,727,326
Accumulated Other Comprehensive Loss	(59,222)	(15,476)
Total Comprehensive Shareholders’ Equity	3,094,604	2,848,343
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,382,861	2,188,243
Total Capitalization	5,477,465	5,036,586
Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	150,200	90,700
Current Portion of Long-Term Debt	300,000	500,000
Accounts Payable	184,046	165,068
Amounts Payable to Customers	968	42,720
Dividends Payable	48,353	46,872
Interest Payable on Long-Term Debt	14,393	27,247
Customer Advances	17,188	19,373
Customer Security Deposits	29,853	36,265
Other Accruals and Current Liabilities	174,689	162,903
Fair Value of Derivative Financial Instruments	6,074	4,744
	925,764	1,095,892
Other Liabilities
Deferred Income Taxes	1,225,262	1,111,165
Taxes Refundable to Customers	306,335	305,645
Cost of Removal Regulatory Liability	307,659	292,477
Other Regulatory Liabilities	121,944	151,452
Pension and Other Post-Retirement Liabilities	5,252	3,511
Asset Retirement Obligations	236,787	203,006
Other Liabilities	112,636	120,036
	2,315,875	2,187,292
Commitments and Contingencies (Note L)	—	—
Total Capitalization and Liabilities	$8,719,104	$8,319,770
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2025	2024	2023
	(Thousands of dollars)
Operating Activities
Net Income Available for Common Stock	$518,504	$77,513	$476,866
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Assets	141,802	519,129	—
Depreciation, Depletion and Amortization	456,594	457,026	409,573
Deferred Income Taxes	121,274	(2,610)	151,403
Premium Paid on Early Redemption of Debt	2,385	—	—
Stock-Based Compensation	19,754	22,080	20,630
Other	24,936	24,411	19,647
Change in:
Receivables and Unbilled Revenue	(54,521)	34,369	213,579
Gas Stored Underground and Materials and Supplies	(1,378)	1,738	(8,406)
Unrecovered Purchased Gas Costs	(5,769)	—	99,342
Other Current Assets	11,387	8,144	(41,077)
Accounts Payable	12,785	5,616	(37,095)
Amounts Payable to Customers	(41,752)	(16,299)	58,600
Customer Advances	(2,185)	(1,630)	(5,105)
Customer Security Deposits	(6,412)	7,501	4,481
Other Accruals and Current Liabilities	489	2,637	(67,664)
Other Assets	(29,106)	(48,183)	(26,564)
Other Liabilities	(68,760)	(25,481)	(31,135)
Net Cash Provided by Operating Activities	1,100,027	1,065,961	1,237,075
Investing Activities
Capital Expenditures	(912,821)	(931,236)	(1,009,868)
Sale of Fixed Income Mutual Fund Shares in Grantor Trust	7,000	—	10,000
Acquisition of Upstream Assets	—	—	(124,758)
Other	14,121	(2,669)	12,279
Net Cash Used in Investing Activities	(891,700)	(933,905)	(1,112,347)
Financing Activities
Proceeds from Issuance of Short-Term Note Payable to Bank	—	—	250,000
Repayment of Short-Term Note Payable to Bank	—	—	(250,000)
Net Change in Other Short-Term Notes Payable to Banks and Commercial Paper	59,500	(196,800)	227,500
Net Proceeds from Issuance of Long-Term Debt	988,729	299,359	297,306
Shares Repurchased Under Repurchase Plan	(54,430)	(64,086)	—
Reduction of Long-Term Debt	(1,004,086)	—	(549,000)
Net Repurchases of Common Stock Under Stock and Benefit Plans	(4,658)	(3,956)	(6,709)
Dividends Paid on Common Stock	(188,438)	(183,798)	(176,096)
Net Cash Used in Financing Activities	(203,383)	(149,281)	(206,999)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,944	(17,225)	(82,271)
Cash, Cash Equivalents and Restricted Cash At Beginning of Year	38,222	55,447	137,718
Cash, Cash Equivalents and Restricted Cash At End of Year	$43,166	$38,222	$55,447
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$159,362	$125,130	$124,441
Income Taxes	$48,876	$4,132	$38,098
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$125,268	$119,988	$109,208
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
Reclassifications
During the quarter ended September 30, 2025, the segment reporting structure was modified to merge the Exploration and Production segment and Gathering segment into one reportable segment. As a result, revenue and operation and maintenance expense line items on the consolidated statements of income in prior periods have been reclassified to conform to the current year presentation. Additional discussion is provided at Note M — Business Segment Information.
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
Activity in the allowance for uncollectible accounts are as follows:

	Year Ended September 30
	2025	2024	2023
	(Thousands)
Balance at Beginning of Year	$26,194	$36,295	$40,228
Additions Charged to Costs and Expenses	19,195	13,180	14,482
Add: Discounts on Purchased Receivables	863	753	1,380
Deduct: Net Accounts Receivable Written-Off	29,153	24,034	19,795
Balance at End of Year	$17,099	$26,194	$36,295

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Prior to January 1, 2025, the Utility segment’s tariff in its New York rate jurisdiction contained a system modernization/improvement tracker that was intended to provide recovery for leak prone pipe replacement. Amounts calculated under the tracker that were in excess of the annual amount that could be billed to the ratepayer were deferred as a regulatory asset per commission approval. After January 1, 2025, the mechanisms are no longer effective. The regulatory asset associated with the system modernization/improvement tracker is being amortized in accordance with the most recent rate settlement.
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
The impact of customer usage fluctuations in the Utility segment’s New York rate jurisdiction is tempered by a revenue decoupling mechanism (“RDM”). The “revenue per class” RDM renders the Company financially indifferent to throughput changes for residential and small non-residential customers. Delivery revenues in excess of targets established in a base rate proceeding result in a refund being credited to customers’ bills. Delivery revenues below the target result in a surcharge being added to customers’ bills. The surcharge or credit is calculated over a twelve-month period ending September 30th, and applied to customer bills annually, beginning January 1st.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Property, Plant and Equipment
In the Company’s Integrated Upstream and Gathering segment, upstream property acquisition, exploration and development costs are accounted for under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center. The Company’s capitalized costs relating to exploration and production activities, net of accumulated depreciation, depletion and amortization, were $2.5 billion and $2.3 billion at September 30, 2025 and 2024, respectively. For further discussion of capitalized costs, refer to Note N — Supplementary Information for Exploration and Production Activities.
Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying commodity pricing (as adjusted for hedging) to estimated future production of proved reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The commodity prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of first day of the month commodity price for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At September 30, 2025, the ceiling exceeded the book value of the exploration and production properties by approximately $1.1 billion. The book value of the exploration and production properties exceeded the ceiling at December 31, 2024. As such, the Company recognized a non-cash, pre-tax impairment charge of $108.3 million for the quarter ended December 31, 2024. A deferred income tax benefit of $29.2 million related to the non-cash impairment charge was also recognized for the quarter ended December 31, 2024. The book value of the exploration and production properties exceeded the ceiling at September 30, 2024, as well as at June 30, 2024. As such, the Company recognized non-cash, pre-tax ceiling test impairment charges in the Integrated Upstream and Gathering segment of $463.7 million for the year ended September 30, 2024. Deferred income tax benefits of $127.3 million related to the non-cash impairment charges were also recognized for the year ended September 30, 2024. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2025, 2024 and 2023, estimated future net cash flows were increased by $261.0 million, $428.5 million and $38.8 million, respectively.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Integrated Upstream and Gathering segment also has items of property, plant and equipment that are accounted for outside of the provisions of the full cost method of accounting, including water disposal assets used in its upstream operations as well as gathering lines and compressor stations associated with its gathering operations, all of which are recorded at historical cost. As discussed in Note I — Fair Value Measurements, an impairment charge related to certain water disposal assets was recorded in the Integrated Upstream and Gathering segment at December 31, 2024 and September 30, 2024.
The principal assets of the Utility and Pipeline and Storage segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility and Pipeline and Storage segments at September 30, 2025. An impairment charge related to the Northern Access Project, which is discussed at Note I — Fair Value Measurements, was recorded in the Pipeline and Storage segment at September 30, 2024. The impairment charge reduced the value of certain assets recorded in Property, Plant and Equipment and Deferred Charges on the Consolidated Balance Sheet.
Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries’ property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.
 Depreciation, Depletion and Amortization
For exploration and production properties, depreciation, depletion and amortization is computed based on quantities produced in relation to proved reserves using the units of production method. The cost of unproved exploration and production properties is excluded from this computation. Depreciation, depletion and amortization expense for exploration and production properties was $261.7 million, $270.6 million and $235.7 million for the years ended September 30, 2025, 2024 and 2023, respectively. For all other property, plant and equipment, depreciation and amortization is computed using the straight-line method in amounts sufficient to recover costs over the estimated useful lives of property in service. The following is a summary of depreciable plant by segment:

	As of September 30
	2025	2024
	(Thousands)
Integrated Upstream and Gathering	$9,151,025	$8,417,495
Pipeline and Storage	3,003,944	2,919,506
Utility	2,801,821	2,645,981
All Other and Corporate	16,650	15,915
	$14,973,440	$13,998,897
Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2025	2024	2023
Integrated Upstream and Gathering:
Exploration and Production Operations, per Mcfe(1)	$0.61	$0.69	$0.63
Integrated Upstream and Gathering Other Operations	3.6%	3.6%	3.5%
Pipeline and Storage	2.6%	2.7%	2.6%
Utility	2.8%	2.8%	2.7%
All Other and Corporate	3.7%	3.0%	2.9%

(1)Amounts represents depletion of exploration and production properties.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill
The Company has recognized goodwill of $5.5 million as of September 30, 2025 and 2024 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2025, 2024 and 2023, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.
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
Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss and changes for the years ended September 30, 2025 and 2024, net of related tax effects, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Year Ended September 30, 2025
Balance at October 1, 2024	$55,799	$(71,275)	$(15,476)
Other Comprehensive Gains and Losses Before Reclassifications	(2,308)	(11,148)	(13,456)
Amounts Reclassified From Other Comprehensive Loss	(33,541)	3,251	(30,290)
Balance at September 30, 2025	$19,950	$(79,172)	$(59,222)
Year Ended September 30, 2024
Balance at October 1, 2023	$4,623	$(59,683)	$(55,060)
Other Comprehensive Gains and Losses Before Reclassifications	205,697	(13,515)	192,182
Amounts Reclassified From Other Comprehensive Loss	(154,521)	1,923	(152,598)
Balance at September 30, 2024	$55,799	$(71,275)	$(15,476)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts included in accumulated other comprehensive loss related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service cost was $0.4 million at both September 30, 2025 and 2024. The total amount for accumulated losses was $78.8 million and $70.9 million at September 30, 2025 and 2024, respectively.
Reclassifications Out of Accumulated Other Comprehensive Loss
The details about the reclassification adjustments out of accumulated other comprehensive loss for the years ended September 30, 2025 and 2024 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss for the Year Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$46,957	$217,012	Operating Revenues
Foreign Currency Contracts	(1,066)	(357)	Operating Revenues
Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans:
Prior Service Cost	(42)	(56)	(1)
Net Actuarial Loss	(4,210)	(2,451)	(1)
	41,639	214,148	Total Before Income Tax
	(11,349)	(61,550)	Income Tax Expense
	$30,290	$152,598	Net of Tax

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note K — Retirement Plan and Other Post-Retirement Benefits for additional details.
Gas Stored Underground
In the Utility segment, gas stored underground in the amount of $33.5 million is carried at lower of cost or net realizable value, on a LIFO method. Based upon the average price of spot market gas purchased in September 2025, including transportation costs, the current cost of replacing this inventory of gas stored underground exceeded the amount stated on a LIFO basis by approximately $18.7 million at September 30, 2025.
Unamortized Debt Expense
Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment. At September 30, 2025, the remaining weighted average amortization period for such costs was approximately 3 years.
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
Consolidated Statement of Cash Flows
The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Year Ended September 30
	2025	2024	2023	2022
Cash and Temporary Cash Investments	$43,166	$38,222	$55,447	$46,048
Hedging Collateral Deposits	—	—	—	91,670
Cash, Cash Equivalents, and Restricted Cash	$43,166	$38,222	$55,447	$137,718
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
Other Current Assets
The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2025	2024
	(Thousands)
Prepayments	$16,477	$18,463
Prepaid Property and Other Taxes	13,920	14,187
Federal Income Taxes Receivable	14,511	8,154
State Income Taxes Receivable	489	13,161
Regulatory Assets	35,362	38,264
	$80,759	$92,229

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Accruals and Current Liabilities
The components of the Company’s Other Accruals and Current Liabilities are as follows:

	Year Ended September 30
	2025	2024
	(Thousands)
Accrued Capital Expenditures	$45,932	$47,344
Regulatory Liabilities	20,624	29,352
Liability for Royalty and Working Interests	28,076	15,007
Pennsylvania Impact Fee	14,923	9,972
Non-Qualified Benefit Plan Liability	11,567	14,135
Other	53,567	47,093
	$174,689	$162,903
Customer Advances
The Company, primarily in its Utility segment, has balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month usage. At September 30, 2025 and 2024, customers in the balanced billing programs had advanced excess funds of $17.2 million and $19.4 million, respectively.
Customer Security Deposits
The Company, primarily in its Utility and Pipeline and Storage segments, oftentimes requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2025 and 2024, the Company had received customer security deposits amounting to $29.9 million and $36.3 million, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding during fiscal 2025, 2024 and/or 2023 were restricted stock units and performance shares. For fiscal 2025, 2024 and 2023, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 3,228 securities, 569 securities and 3,888 securities excluded as being antidilutive for the years ended September 30, 2025, 2024 and 2023, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
New Authoritative Accounting and Financial Reporting Guidance
In November 2023, the FASB issued authoritative guidance which improves reportable segment disclosure requirements, primarily through enhanced disclosures for significant segment expenses. The guidance was effective retrospectively for the Company as of September 30, 2025. As a result, the Company has enhanced its segment disclosures to include the presentation of significant costs and expenses by segment. The adoption of this authoritative guidance only affects the Company’s disclosures, with no impact to its financial condition and results of operations. All applicable disclosures have been included in Note M — Business Segment Information.
Note B — Acquisitions
On October 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. Closing is expected to occur in the fourth quarter of calendar 2026, pending completion of a notice filing and review with the Public Utilities Commission of Ohio, Hart-Scott-Rodino review, and other customary closing conditions. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. The Company intends to execute permanent financing, inclusive of the amount to repay the promissory note, using the issuance of long-term debt and common equity, along with expected future free cash flow. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas.
In connection with its entry into the Purchase Agreement, the Company entered into a senior unsecured bridge loan facility commitment letter supported by The Toronto-Dominion Bank (“TD Bank”), New York Branch and Wells Fargo Bank, National Association (together with TD Bank, the “Commitment Parties”) and additional banks, as well as a 364-day term loan facility commitment letter supported by the Commitment Parties and additional banks, all of which are lenders under the Company’s primary credit facility. The combination of both facilities fully supports the purchase price of $2.62 billion.
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
Note C — Revenue from Contracts with Customers
The following tables provide a disaggregation of the Company’s revenues for the years ended September 30, 2025, 2024 and 2023, presented by type of service from each reportable segment.

	Year Ended September 30, 2025
Revenues by Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Production of Natural Gas	$1,104,283	$—	$—	$1,104,283	$—	$—	$1,104,283
Production of Crude Oil	1,837	—	—	1,837	—	—	1,837
Natural Gas Processing	1,196	—	—	1,196	—	—	1,196
Natural Gas Gathering Service	11,813	—	—	11,813	—	—	11,813
Natural Gas Transportation Service	—	324,179	109,443	433,622	—	(108,351)	325,271
Natural Gas Storage Service	—	100,292	—	100,292	—	(42,485)	57,807
Natural Gas Residential Sales	—	—	596,988	596,988	—	—	596,988
Natural Gas Commercial Sales	—	—	84,515	84,515	—	—	84,515
Natural Gas Industrial Sales	—	—	4,403	4,403	—	(4)	4,399
Other	18,050	3,130	10,813	31,993	—	(985)	31,008
Total Revenues from Contracts with Customers	1,137,179	427,601	806,162	2,370,942	—	(151,825)	2,219,117
Alternative Revenue Programs	—	—	11,467	11,467	—	—	11,467
Derivative Financial Instruments	46,957	—	—	46,957	—	—	46,957
Total Revenues	$1,184,136	$427,601	$817,629	$2,429,366	$—	$(151,825)	$2,277,541

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2024
Revenues by Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Production of Natural Gas	$738,778	$—	$—	$738,778	$—	$—	$738,778
Production of Crude Oil	2,298	—	—	2,298	—	—	2,298
Natural Gas Processing	1,053	—	—	1,053	—	—	1,053
Natural Gas Gathering Service	15,537	—	—	15,537	—	—	15,537
Natural Gas Transportation Service	—	311,900	103,866	415,766	—	(99,658)	316,108
Natural Gas Storage Service	—	95,933	—	95,933	—	(40,995)	54,938
Natural Gas Residential Sales	—	—	502,744	502,744	—	—	502,744
Natural Gas Commercial Sales	—	—	68,466	68,466	—	—	68,466
Natural Gas Industrial Sales	—	—	3,103	3,103	—	(5)	3,098
Other	1,937	4,560	(1,256)	5,241	—	(902)	4,339
Total Revenues from Contracts with Customers	759,603	412,393	676,923	1,848,919	—	(141,560)	1,707,359
Alternative Revenue Programs	—	—	20,439	20,439	—	—	20,439
Derivative Financial Instruments	217,012	—	—	217,012	—	—	217,012
Total Revenues	$976,615	$412,393	$697,362	$2,086,370	$—	$(141,560)	$1,944,810

	Year Ended September 30, 2023
Revenues by Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Production of Natural Gas	$1,036,499	$—	$—	$1,036,499	$—	$—	$1,036,499
Production of Crude Oil	2,261	—	—	2,261	—	—	2,261
Natural Gas Processing	1,203	—	—	1,203	—	—	1,203
Natural Gas Gathering Service	13,891	—	—	13,891	—	—	13,891
Natural Gas Transportation Service	—	291,225	98,304	389,529	—	(82,889)	306,640
Natural Gas Storage Service	—	84,962	—	84,962	—	(36,283)	48,679
Natural Gas Residential Sales	—	—	727,728	727,728	—	—	727,728
Natural Gas Commercial Sales	—	—	103,270	103,270	—	—	103,270
Natural Gas Industrial Sales	—	—	5,658	5,658	—	(7)	5,651
Other	6,507	3,004	508	10,019	—	(947)	9,072
Total Revenues from Contracts with Customers	1,060,361	379,191	935,468	2,375,020	—	(120,126)	2,254,894
Alternative Revenue Programs	—	—	6,892	6,892	—	—	6,892
Derivative Financial Instruments	(88,015)	—	—	(88,015)	—	—	(88,015)
Total Revenues	$972,346	$379,191	$942,360	$2,293,897	$—	$(120,126)	$2,173,771
The Company records revenue related to its derivative financial instruments in the Integrated Upstream and Gathering segment. The Company also records revenue related to alternative revenue programs in its Utility segment. Revenue related to derivative financial instruments and alternative revenue programs are excluded from the scope of the authoritative guidance regarding revenue recognition since they are accounted for under other existing accounting guidance.
Integrated Upstream and Gathering Segment Revenue
The Company’s Integrated Upstream and Gathering segment records revenue from the sale of the natural gas and oil that it produces, which means that revenue is recorded based on the actual amount of natural gas or oil that is delivered to a pipeline, or upon pick-up in the case of oil, netted down for the Company’s ownership interest. Substantially all Integrated Upstream and Gathering segment production consists of natural gas production from the Appalachian region of the United States. If a production imbalance occurs between what

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was supposed to be delivered to a pipeline and what was actually produced and delivered, the Company accrues the difference as an imbalance.  The sales contracts generally require the Company to deliver a specific quantity of a commodity per day for a specific number of days at a price that is either fixed or variable and considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery.
The transaction price for the sale of natural gas and oil is contractually agreed upon based on prevailing market pricing (primarily tied to a market index with certain adjustments based on factors such as delivery location and prevailing supply and demand conditions) or fixed pricing.  The Company allocates the transaction price to each performance obligation on the basis of the relative standalone selling price of each distinct unit sold. Revenue is recognized at a point in time when the transfer of the commodity occurs at the delivery point per the contract. The amount billable, as determined by the contracted quantity and price, indicates the value to the customer, and is used for revenue recognition purposes by the Integrated Upstream and Gathering segment as specified by the “invoice practical expedient” (the amount that the Integrated Upstream and Gathering segment has the right to invoice) under the authoritative guidance for revenue recognition. The contracts typically require payment within 30 days of the end of the calendar month in which the natural gas and oil is delivered.
The Company’s Integrated Upstream and Gathering segment also provides gathering and processing services in the Appalachian region of Pennsylvania. The primary performance obligation associated with the Integrated Upstream and Gathering segment’s gathering and processing services is to deliver gathered natural gas volumes from producers’ wells, into interstate pipelines at contractually agreed upon per unit rates. This obligation is satisfied over time. The performance obligation is satisfied based on the passage of time and meter reads, which correlates to the period for which the charges are eligible to be invoiced. The amount billable, as determined by the meter read and the contracted volumetric rate, indicates the value to the customer, and is used for revenue recognition purposes by the Integrated Upstream and Gathering segment as specified by the “invoice practical expedient” (the amount that the Integrated Upstream and Gathering segment has the right to invoice) under the authoritative guidance for revenue recognition. Customers are billed after the end of each calendar month, with payment typically due by the 10th day after the invoice is received.
The Company uses derivative financial instruments to manage commodity price risk in the Integrated Upstream and Gathering segment related to sales of the natural gas that it produces. Gains or losses on such derivative financial instruments are recorded as adjustments to revenue; however, they are not considered to be revenue from contracts with customers.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $228.0 million for fiscal 2026; $214.1 million for fiscal 2027; $162.7 million for fiscal 2028; $129.7 million for fiscal 2029; $122.7 million for fiscal 2030; and $529.1 million thereafter.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.A practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease (elected by asset-class).
Nature of Leases
The Company primarily leases building space and drilling rigs, and on a limited basis, compressor equipment and other miscellaneous assets. The Company determines if an arrangement is a lease at the inception of the arrangement. To the extent that an arrangement represents a lease, the Company classifies that lease as an operating or a finance lease in accordance with the authoritative guidance. The Company did not have any material finance leases as of September 30, 2025 or September 30, 2024. The Company also does not have any material arrangements where the Company is the lessor.
Buildings and Property
The Company enters into building and property rental agreements with third parties for office space, certain field locations and other properties used in the Company’s operations. Building and property leases include the Company’s corporate headquarters in Williamsville, New York, and Integrated Upstream and Gathering segment offices in Houston, Texas, and Pittsburgh, Pennsylvania. The primary non-cancelable terms of the Company’s building and property leases range from one month to fourteen years. Most building leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease terms from one year to sixteen years. Renewal options are included in the lease term if they are reasonably certain to be exercised. The agreements do not contain any material restrictive covenants.
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
Compressor Equipment
The Company enters into contracts for compressor services with third parties primarily to support its gathering system in Pennsylvania. The primary non-cancelable terms of the Company’s compressor equipment leases range from 3 months to 5 years. Most compressor equipment leases include one or more options to renew or to continue past the primary term on a month-to-month basis, generally at the Company’s sole discretion. Renewal options are included in the lease term if they are reasonably certain to be exercised.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Year Ended September 30
	2025	2024
Operating Lease Expense	$12,723	$11,827
Variable Lease Expense(1)	581	601
Short-Term Lease Expense(2)	719	299
Total Lease Expense	$14,023	$12,727

Lease Costs Recorded to Property, Plant and Equipment(3)	$20,878	$20,143

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
Right-of-use assets and lease liabilities are recognized at the commencement date of a leasing arrangement based on the present value of lease payments over the lease term. The weighted average remaining lease term was 5.0 years and 5.7 years as of September 30, 2025 and 2024, respectively. The weighted average discount rate was 5.65% and 5.68% as of September 30, 2025 and 2024, respectively.
The Company’s right-of-use operating lease assets are reflected as Deferred Charges on the Consolidated Balance Sheet. The corresponding operating lease liabilities are reflected in Other Accruals and Current Liabilities (current) and Other Liabilities (noncurrent). Short-term leases that have a lease term of one year or less are not recorded on the Consolidated Balance Sheet.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following amounts related to operating leases were recorded on the Company’s Consolidated Balance Sheet (in thousands):

	Year Ended September 30
	2025	2024
Assets:
Deferred Charges	$41,317	$44,206

Liabilities:
Other Accruals and Current Liabilities	$11,479	$11,518
Other Liabilities	$29,683	$32,616
Cash paid for lease liabilities, reported in cash provided by operating activities on the Company’s Consolidated Statement of Cash Flows, was $14.0 million and $12.7 million for the years ended September 30, 2025 and 2024, respectively. The Company did not record any right-of-use assets in exchange for new lease liabilities during the years ended September 30, 2025 or 2024.
The following schedule of operating lease liability maturities summarizes the undiscounted lease payments owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2025 (in thousands):

At September 30, 2025
2026	$11,773
2027	10,779
2028	9,282
2029	5,774
2030	3,306
Thereafter	6,408
Total Lease Payments	47,322
Less: Interest	(6,160)
Total Lease Liability	$41,162

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
The Company has recorded an asset retirement obligation representing plugging and abandonment costs associated with the Integrated Upstream and Gathering segment’s natural gas production wells and has capitalized such costs in property, plant and equipment (i.e. the full cost pool). Asset retirement obligation costs

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

have also been recorded in the Integrated Upstream and Gathering segment for certain costs connected with the retirement of the gathering lines and other components of the gathering system, including storage tanks. These costs are primarily related to the capping and purging of pipe, which are generally abandoned in place when retired.
In addition to the asset retirement obligation recorded in the Integrated Upstream and Gathering segment, the Company has recorded future asset retirement obligations associated with the plugging and abandonment of natural gas storage wells in the Pipeline and Storage segment and the removal of asbestos and asbestos-containing material in various facilities in the Utility and Pipeline and Storage segments. Asset retirement obligation costs related to storage tanks have been recorded in the Utility and Pipeline and Storage segments. The Company has also recorded asset retirement obligations for certain costs connected with the retirement of the distribution mains, services and other components of the pipeline system in the Utility segment and the transmission mains and other components in the pipeline system in the Pipeline and Storage segment. The retirement costs within the distribution and transmission systems are primarily for the capping and purging of pipe, which are generally abandoned in place when retired, as well as for the clean-up of PCB contamination associated with the removal of certain pipe.
During fiscal 2024 and fiscal 2025, the Company experienced an increase in plugging and abandonment costs associated with the Integrated Upstream and Gathering segment’s natural gas production wells and the Pipeline and Storage segment’s natural gas storage wells, which contributed to an increase in the asset retirement obligation in both years. The increase in plugging and abandonment costs is the primary component of the Revisions of Estimates amount for fiscal 2024 and fiscal 2025 shown in the table below.
The following is a reconciliation of the change in the Company’s asset retirement obligations:

	Year Ended September 30
	2025	2024	2023
	(Thousands)
Balance at Beginning of Year	$203,006	$165,492	$161,545
Liabilities Incurred	5,210	2,367	3,313
Revisions of Estimates	56,570	51,967	6,728
Liabilities Settled	(38,862)	(25,556)	(14,448)
Accretion Expense	10,863	8,736	8,354
Balance at End of Year	$236,787	$203,006	$165,492

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note F — Regulatory Matters
Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2025	2024
	(Thousands)
Regulatory Assets:
Recoverable Future Taxes (Note G)	$89,247	$80,084
Unamortized Debt Expense (Note A)	6,236	5,604
Other Regulatory Assets:
Pension Costs (Note K)	42,602	30,259
NY Rate Case Levelization and Tracking Mechanisms(1)	28,688	—
Asset Retirement Obligations (Note E)	24,634	21,951
Post-Retirement Benefit Costs (Note K)	13,306	7,932
System Modernization / Improvement Tracker (See Regulatory Mechanisms in Note A)	12,625	31,362
Other	13,631	16,518
Total Long-Term Regulatory Assets	$230,969	$193,710
Current Regulatory Assets:
Unrecovered Purchased Gas Costs (See Regulatory Mechanisms in Note A)	5,769	—
Other Current Assets:
System Modernization / Improvement Tracker (See Regulatory Mechanisms in Note A)	14,481	15,681
Other	20,881	22,583
Total Regulatory Assets	$272,100	$231,974

(1)New York Rate Case Levelization and Tracking Mechanisms were approved in accordance with Distribution Corporation’s New York rate settlement on December 19, 2024, as discussed below. The mechanisms include: (a) levelization deferral of $17.8 million which relates to a volumetric surcredit within the Company’s delivery adjustment charge that minimizes customer bill impacts, (b) uncollectible expense tracker of $9.8 million, which tracks and reconciles the actual uncollectible expense to the amounts recovered in base rates and, (c) property tax tracker of $1.1 million, which represents the amount deferred between actual property taxes incurred and the level included in customer rates.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30
	2025	2024
	(Thousands)
Regulatory Liabilities:
Taxes Refundable to Customers (Note G)	$306,335	$305,645
Cost of Removal Regulatory Liability	307,659	292,477
Other Regulatory Liabilities:
Post-Retirement Benefit Costs (Note K)	108,714	135,399
Environmental Site Remediation Costs (Note L)	1,800	5,390
Other	11,430	10,663
Total Long-Term Regulatory Liabilities	$735,938	$749,574
Current Regulatory Liabilities:
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	968	42,720
Other Current and Accrued Liabilities:
Post-Retirement Benefit Costs (Note K)	5,800	5,800
Other	14,824	23,552
Total Regulatory Liabilities	$757,530	$821,646
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
New York Jurisdiction
Distribution Corporation’s current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on December 19, 2024 with rates effective January 1, 2025 (“2024 Rate Order”). The 2024 Rate Order authorizes a three-year rate plan effective October 1, 2024, with a make-whole provision allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. It also reflects a return on equity of 9.7% and authorizes a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. These revenue requirement increases are being reflected in customer bills on a levelized basis over the three-year rate plan. The revenue requirement for each year of the three-year plan has been reduced by $14 million for actuarial projections of income that is expected to be recognized for qualified pension and other post-retirement benefits. Qualified pension and other post-retirement benefit income or costs are matched with amounts included in revenue resulting in zero impact to earnings. The 2024 Rate Order approves the continuation of several ratemaking mechanisms, including revenue decoupling and WNA, and establishes a number of new cost trackers and regulatory deferrals. It also includes an earnings sharing mechanism, gas safety and customer service performance metrics (including maintaining the Company’s leak prone pipe replacement program), and provisions that will facilitate achievement of the emissions reduction goals of the CLCPA.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the year ended September 30, 2025, Distribution Corporation recovered $0.9 million from customers.
FERC Jurisdiction
Supply Corporation’s rate settlement was approved June 11, 2024 with rates effective February 1, 2024, and provides that Supply Corporation may make a rate filing for new rates to be effective at any time. As well, any party can make a filing under NGA Section 5. Supply Corporation has no rate case currently on file.
On March 17, 2025, FERC approved an amendment to Empire’s 2019 rate case settlement, which provides for a modest reduction in Empire’s transportation unit rates, effective November 1, 2025. This settlement amendment is estimated to decrease Empire’s revenues on a yearly basis by approximately $0.5 million. Empire will not be able to file a new Section 4 rate case before April 30, 2027 and is required to file a Section 4 rate case by May 31, 2031.
Note G — Income Taxes
The components of federal and state income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2025	2024	2023
	(Thousands)
Current Income Taxes —
Federal	$42,089	$6,453	$11,744
State	12,186	5,899	1,386
Deferred Income Taxes —
Federal	90,881	894	106,801
State	30,393	(3,504)	44,602
Total Income Taxes	$175,549	$9,742	$164,533
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation related to the Integrated Upstream and Gathering segment, domestic research cost expensing, and the business interest expense limitation. Additionally, the OBBBA permits the inclusion of intangible drilling cost deductions in the calculation of the Corporate Alternative Minimum Tax. The Company has evaluated the OBBBA. The results of such evaluations are reflected within the Company’s financial statements and the impacts were not material.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2025	2024	2023
	(Thousands)
U.S. Income Before Income Taxes	$694,053	$87,255	$641,399
Income Tax Expense, Computed at U.S. Federal Statutory Rate of 21%	$145,751	$18,324	$134,694
State Income Taxes	33,637	1,892	36,331
Amortization of Excess Deferred Federal Income Taxes	(4,617)	(5,607)	(6,053)
Plant Flow Through Items	(5,070)	(6,135)	(2,856)
Stock Compensation	2,245	1,758	957
Miscellaneous	3,603	(490)	1,460
Total Income Taxes	$175,549	$9,742	$164,533
Significant components of the Company’s deferred tax liabilities and assets were as follows:

	At September 30
	2025	2024
	(Thousands)
Deferred Tax Liabilities:
Unrealized Hedging Gains	$9,036	$22,433
Property, Plant and Equipment	1,222,869	1,134,727
Pension and Other Post-Retirement Benefit Costs	72,691	59,877
Other	24,531	13,885
Total Deferred Tax Liabilities	1,329,127	1,230,922
Deferred Tax Assets:
Tax Loss and Credit Carryforwards	(28,364)	(31,111)
Pension and Other Post-Retirement Benefit Costs	(54,071)	(49,622)
Other	(21,430)	(39,024)
Total Deferred Tax Assets	(103,865)	(119,757)
Total Net Deferred Income Taxes	$1,225,262	$1,111,165
A valuation allowance for deferred tax assets, including net operating losses and tax credits, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. The Company, at each reporting date, assesses the realizability of its deferred tax assets, including factors such as future taxable income, reversal of existing temporary differences, and tax planning strategies. The Company considers both positive and negative evidence related to the likelihood of the realization of the deferred tax assets. As of September 30, 2025, the Company has determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

Tax carryforwards available at September 30, 2025, were as follows:

Jurisdiction	Tax Attribute	Amount (Thousands)	Expires
Pennsylvania	Net Operating Loss	$422,900	2031-2045
Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $306.3 million and $305.6 million at September 30, 2025 and 2024, respectively. Also, regulatory assets representing future

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of ratemaking practices, amounted to $89.2 million and $80.1 million at September 30, 2025 and 2024, respectively.
The Company is in the Bridge Plus Phase of the IRS Compliance Assurance Process (“CAP”) for fiscal 2025. This phase requires the submission of supplemental documentation to the IRS and allows the IRS to conduct a pre-filing review of material tax positions and to provide preliminary feedback prior to the filing of the Company’s federal income tax return. The CAP program is intended for taxpayers with a low risk of non-compliance who are cooperative and transparent with few, if any, material issues that require resolution. The federal statute of limitations remains open for fiscal 2022 and later years. The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries have state statutes of limitations that generally expire between three to four years from the date of filing of the income tax return. Net operating losses being carried forward from prior years remain subject to examination on a future return until they are utilized, upon which time the statute of limitation begins. The Company has no unrecognized tax benefits as of September 30, 2025, 2024, or 2023.
The IRS released guidance on April 14, 2023, providing a natural gas transmission and distribution property safe harbor method of accounting (“NGSH method”) that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized or be allowable as deductions for repairs. The Company elected this change in tax accounting method for Distribution Corporation with its fiscal 2023 consolidated tax return filing. The Company elected this same change in tax accounting method for Supply Corporation with its fiscal 2024 consolidated tax return filing. The financial statements herein reflect the amounts of what is intended to be treated as a repair for tax purposes rather than being capitalized and have been recorded in Income Tax Expense.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note H — Capitalization and Short-Term Borrowings
Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at September 30, 2022	91,478	$91,478	$1,027,066	$1,587,085	$(625,733)
Net Income Available for Common Stock				476,866
Dividends Declared on Common Stock ($1.94 Per Share)				(178,095)
Other Comprehensive Income, Net of Tax					570,673
Share-Based Payment Expense(1)			18,746
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	341	341	(5,051)
Balance at September 30, 2023	91,819	91,819	1,040,761	1,885,856	(55,060)
Net Income Available for Common Stock				77,513
Dividends Declared on Common Stock ($2.02 Per Share)				(185,220)
Other Comprehensive Income, Net of Tax					39,584
Share-Based Payment Expense(1)			19,868
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	333	333	(1,955)
Share Repurchases Under Repurchase Plan	(1,146)	(1,146)	(13,187)	(50,823)
Balance at September 30, 2024	91,006	91,006	1,045,487	1,727,326	(15,476)
Net Income Available for Common Stock				518,504
Dividends Declared on Common Stock ($2.10 Per Share)				(189,919)
Other Comprehensive Loss, Net of Tax					(43,746)
Share-Based Payment Expense(1)			17,306
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	202	202	(2,262)
Share Repurchases Under Repurchase Plan	(829)	(829)	(9,613)	(43,382)
Balance at September 30, 2025	90,379	$90,379	$1,050,918	$2,012,529	$(59,222)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available for Common Stock, net of tax benefits.
Common Stock
The Company has various plans which allow shareholders, employees and others to purchase shares of the Company common stock. The National Fuel Gas Company Direct Stock Purchase and Dividend Reinvestment Plan allows shareholders to reinvest cash dividends and make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of the Company common stock without the payment of any brokerage commissions in connection with such acquisitions. The 401(k) plans allow employees the opportunity to invest in the Company common stock, in addition to a variety of other investment alternatives. Generally, at the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an independent

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

agent. During 2025, the Company did not issue any original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan or the Company’s 401(k) plans.
During 2025, the Company issued 128,028 original issue shares of common stock for restricted stock units that vested and 108,799 original issue shares of common stock for performance shares that vested. Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes. During 2025, 71,394 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, including the reinvestment of dividends for certain non-employee directors who elected to defer their shares pursuant to the dividend reinvestment feature of the Company’s Deferred Compensation Plan for Directors and Officers (the “DCP”), as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 27,698 original issue shares of common stock during 2025. In addition, the Company issued 8,691 original issue shares of common stock to officers of the Company who elected to defer their shares pursuant to the dividend reinvestment features of the Company’s DCP during 2025.
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
During 2025, the Company executed transactions to repurchase 828,720 shares at an average price of $64.37 per share, for a total cost of $53.8 million (including broker fees and excise taxes). Share repurchases that settled during 2025 were funded with cash provided by operating activities and/or short-term borrowings. In light of the Company’s agreement to acquire CenterPoint Ohio’s natural gas utility, repurchases under the program have been suspended. The program has no fixed expiration date.
Stock Award Plans
The Company has various stock award plans which provide or provided for the issuance of one or more of the following to key employees: SARs, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance units or performance shares.
Stock-based compensation expense for the years ended September 30, 2025, 2024 and 2023 was approximately $17.2 million, $19.8 million and $18.6 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statements of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2025, 2024 and 2023 was approximately $2.2 million, $2.5 million and $2.4 million, respectively. A portion of stock-based compensation expense is subject to capitalization under IRS uniform capitalization rules. Stock-based compensation of $0.1 million was capitalized under these rules during each of the years ended September 30, 2025, 2024 and 2023. The tax benefit related to stock-based compensation exercises and vestings was $0.1 million for the year ended September 30, 2025.
Pursuant to registration statements for these plans, there were 3,711,717 shares available for future grant at September 30, 2025. These shares include shares available for future options, SARs, restricted stock and performance share grants.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units
Transactions for 2025 involving nonperformance-based restricted stock units for all plans are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2024	438,193	$46.70
Granted in 2025	132,352	$58.64
Vested in 2025	(128,028)	$49.14
Forfeited in 2025	(13,270)	$50.78
Outstanding at September 30, 2025	429,247	$49.53
The Company also granted 220,778 and 133,173 nonperformance-based restricted stock units during the years ended September 30, 2024 and 2023, respectively. The weighted average fair value of such nonperformance-based restricted stock units granted in 2024 and 2023 was $42.44 per share and $58.10 per share, respectively. As of September 30, 2025, unrecognized compensation expense related to nonperformance-based restricted stock units totaled approximately $8.3 million, which will be recognized over a weighted average period of 2.4 years.
Vesting restrictions for the nonperformance-based restricted stock units outstanding at September 30, 2025 will lapse as follows: 2026 — 149,295 units; 2027 — 126,726 units; 2028 — 78,002 units; 2029 — 18,928 units; 2030 — 11,258 units; and 45,038 units thereafter.
Performance Shares
Transactions for 2025 involving performance shares for all plans are summarized as follows:

	Number of Performance Shares	Weighted Average Fair Value per Award
Outstanding at September 30, 2024	719,577	$54.69
Granted in 2025	239,042	$55.43
Vested in 2025	(108,799)	$56.98
Forfeited in 2025	(206,823)	$61.05
Change in Units Based on Performance Achieved	9,478	$53.47
Outstanding at September 30, 2025	652,475	$52.55
The Company also granted 361,729 and 202,259 performance shares during the years ended September 30, 2024 and 2023, respectively. The weighted average grant date fair value of such performance shares granted in 2024 and 2023 was $44.23 per share and $64.28 per share, respectively. As of September 30, 2025, unrecognized compensation expense related to performance shares totaled approximately $11.4 million, which will be recognized over a weighted average period of 2.3 years. Vesting restrictions for the outstanding performance shares at September 30, 2025 will lapse as follows: 2026 — 174,071 shares; 2027 — 243,279 shares; 2028 — 178,825 shares; 2029 - zero; 2030 - 11,256; and 45,044 shares thereafter.
The performance shares granted during the years ended September 30, 2025, 2024 and 2023 include awards that must meet a performance goal related to either relative return on capital over a three-year or five-year performance cycle (“ROC Performance Shares”), methane intensity and greenhouse gas emissions reductions over a three-year performance cycle (“Emissions Performance Shares”) or relative shareholder return over a three-year or five-year performance cycle (“TSR Performance Shares”).

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The performance goal over the respective performance cycles for the ROC Performance Shares granted during 2025, 2024 and 2023 is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”). Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve-month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database. The number of these ROC Performance Shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company. The fair value of the ROC Performance Shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award. The fair value is recorded as compensation expense over the vesting term of the award.
The performance goal over the respective performance cycles for the Emissions Performance Shares granted during 2025, 2024 and 2023 consists of two parts: reductions in the rates of intensity of methane emissions for each of the Company’s operating segments, and reduction of the consolidated Company’s total greenhouse gas emissions. The Company’s Compensation Committee set specific target levels for methane intensity rates and total greenhouse gas emissions, and the performance goal is intended to incentivize and reward performance to the extent management achieves methane intensity and greenhouse gas reduction targets making progress towards the Company’s 2030 goals. The number of these Emissions Performance Shares that will vest and be paid out will depend upon the number of methane intensity segment targets achieved and whether the Company meets the total greenhouse gas emissions target. The fair value of these Emissions Performance Shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award. The fair value is recorded as compensation expense over the vesting term of the award.
The performance goal over the respective performance cycles for the TSR Performance Shares granted during 2025, 2024 and 2023 is the Company’s three-year (or five-year) total shareholder return relative to the three-year (or five-year) total shareholder return of the other companies in the Report Group. Three-year (or five-year) total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database. The number of these TSR Performance Shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company. The fair value price at the date of grant for the TSR Performance Shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award. This price is multiplied by the number of TSR Performance Shares awarded, the result of which is recorded as compensation expense over the vesting term of the award. In calculating the fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR Performance Shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR Performance Shares, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following weighted average assumptions were used in estimating the fair value of the TSR Performance Shares at the date of grant:

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30
	2025	2024	2023
Risk-Free Interest Rate	4.11%	4.36%	4.03%
Remaining Term at Date of Grant (Years)	2.82	2.98	2.80
Expected Volatility	23.2%	23.9%	31.6%
Expected Dividend Yield (Quarterly)	N/A	N/A	N/A
Redeemable Preferred Stock
As of September 30, 2025, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.
Long-Term Debt
The outstanding long-term debt is as follows:

	At September 30
	2025	2024
	(Thousands)
Medium-Term Notes(1):
7.38% due June 2025	$—	$50,000
Notes(1)(2)(3):
2.95% to 5.95% due October 2026 to March 2035	2,400,000	2,350,000
Delayed Draw Term Loan(4):
Variable Rate due February 2026	300,000	300,000
Total Long-Term Debt	2,700,000	2,700,000
Less Unamortized Discount and Debt Issuance Costs	17,139	11,757
Less Current Portion(5)	300,000	500,000
	$2,382,861	$2,188,243

(1)The Medium-Term Notes and Notes are unsecured.
(2)The holders of these notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade.
(3)The interest rate payable on $300.0 million of 4.75% notes, $300.0 million of 3.95% notes, $500.0 million of 2.95% notes and $300.0 million of 5.50% notes will be subject to adjustment from time to time, with a maximum of 2.00%, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to below investment grade (or if the credit rating assigned to the notes is subsequently upgraded). The interest rate payable on $500.0 million of 5.50% notes and $500.0 million of 5.95% notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 7.50% on the 5.50% notes and 7.95% on the 5.95% notes, if certain change in control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company’s credit rating is subsequently upgraded.
(4)The interest rate on the delayed draw term loan, which is based on a weighted average SOFR interest rate, was 5.62% and 6.71% as of September 30, 2025 and September 30, 2024, respectively. The current weighted average locked-in interest rate is 5.43% until mid-December 2025.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)Current Portion of Long-Term Debt at September 30, 2025 consisted of a $300.0 million long-term delayed draw term loan that matures in February 2026. Current Portion of Long-Term Debt at September 30, 2024 consisted of $50.0 million of 7.38% medium-term notes and $450.0 million of 5.20% notes.
On February 19, 2025, the Company issued $500.0 million of 5.50% notes due March 15, 2030 and $500.0 million of 5.95% notes due March 15, 2035. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $495.2 million and $493.5 million, respectively. The proceeds of these debt issuances were used for general corporate purposes, including the March 6, 2025 redemptions of $450.0 million of the Company’s 5.20% notes that were scheduled to mature in July 2025 and $500.0 million of the Company’s 5.50% notes that were scheduled to mature in January 2026. The Company redeemed those notes for $450.8 million and $503.3 million, respectively, plus accrued interest. The remaining proceeds of the debt issuances were used to repay a portion of short-term borrowings the Company incurred to fund a trust for the benefit of holders of $50.0 million of 7.38% notes under the Company’s 1974 indenture prior to the June 13, 2025 maturity date of these notes. Placing these funds in trust enabled the Company to cancel and discharge the 1974 indenture. This relieved the Company from its obligations to comply with the 1974 indenture’s covenants. The funds were paid out of the trust on June 13, 2025 for the redemption of the $50.0 million of 7.38% notes, leaving no notes outstanding under the 1974 indenture.
The Company entered into its existing term loan agreement (the “Term Loan Agreement”) on February 14, 2024, with six of the 12 banks that are lenders under the Credit Agreement. The Term Loan Agreement provides a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company has the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. The Company used the proceeds for general corporate purposes, which included the redemption of outstanding commercial paper. Borrowings under the Term Loan Agreement currently bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%.
As of September 30, 2025, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: $300.0 million in 2026, $600.0 million in 2027, $300.0 million in 2028, zero in 2029, $500.0 million in 2030, and $1.0 billion thereafter.
Short-Term Borrowings
The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. The Company is a party to a syndicated Credit Agreement (as amended from time to time, the “Credit Agreement") that provides a $1.0 billion unsecured committed revolving credit facility. In January 2025, the Company and the banks in the syndicate consented to a second one-year extension of the maturity date of the Credit Agreement, such that the Company has aggregate commitments available in the full amount of $1.0 billion through February 23, 2029. In May 2025, the number of lenders under the Credit Agreement increased to twelve as a new lender joined the syndicate, assuming a portion of an existing lender’s commitment.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2025, the Company had outstanding commercial paper of $150.2 million with a weighted average interest rate on the commercial paper of 4.64%. At September 30, 2024, the Company had outstanding commercial paper of $90.7 million with a weighted average interest rate on the commercial paper of 5.30%. The Company did not have any outstanding short-term notes payable to banks at September 30, 2025 and 2024.
Debt Restrictions
Both the Credit Agreement and the Term Loan Agreement provide that the Company’s debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company’s total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since that date, the Company recorded non-cash, after-tax ceiling test impairments totaling $797.0 million. As a result, at September 30, 2025, $398.5 million was added back to the Company’s total capitalization for purposes of calculating the debt to capitalization ratio under the Credit Agreement and the Term Loan Agreement. In addition, for purposes of calculating the debt to capitalization ratio, the following amounts included in Accumulated Other Comprehensive Income (Loss) on the Company’s consolidated balance sheet will be excluded from the determination of comprehensive shareholders’ equity: all unrealized gains or losses on commodity-related derivative financial instruments, and up to $10 million in unrealized gains or losses on other derivative financial instruments. As a result of these exclusions, such unrealized gains or losses will not positively or negatively affect the calculation of the debt to capitalization ratio. At September 30, 2025, the Company’s debt to capitalization ratio, as calculated under the agreements was 0.45. The constraints specified in the Credit Agreement and the Term Loan Agreement would have permitted an additional $3.61 billion in short-term and/or long-term debt to be outstanding at September 30, 2025 before the Company’s debt to capitalization ratio exceeded 0.65.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2025 and 2024. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	At Fair Value as of September 30, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$30,551	$—	$—	$—	$30,551
Derivative Financial Instruments:
Over the Counter Swaps — Gas	—	62,190	—	(33,615)	28,575
Over the Counter No Cost Collars — Gas	—	24,149	—	(12,805)	11,344
Foreign Currency Contracts	—	144	—	(675)	(531)
Other Investments:
Balanced Equity Mutual Fund	13,786	—	—	—	13,786
Fixed Income Mutual Fund	10,082	—	—	—	10,082
Total	$54,419	$86,483	$—	$(47,095)	$93,807
Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps — Gas	$—	$34,169	$—	$(33,615)	$554
Over the Counter No Cost Collars — Gas	—	18,036	—	(12,805)	5,231
Foreign Currency Contracts	—	893	—	(675)	218
Total	$—	$53,098	$—	$(47,095)	$6,003
Total Net Assets/(Liabilities)	$54,419	$33,385	$—	$—	$87,804

	At Fair Value as of September 30, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$29,238	$—	$—	$—	$29,238
Derivative Financial Instruments:
Over the Counter Swaps — Gas	—	76,009	—	(17,198)	58,811
Over the Counter No Cost Collars — Gas	—	32,584	—	(3,774)	28,810
Contingent Consideration for Asset Sale	—	729	—	—	729
Foreign Currency Contracts	—	281	—	(726)	(445)
Other Investments:
Balanced Equity Mutual Fund	19,523	—	—	—	19,523
Fixed Income Mutual Fund	17,374	—	—	—	17,374
Total	$66,135	$109,603	$—	$(21,698)	$154,040
Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps — Gas	$—	$22,206	$—	$(17,198)	$5,008
Over the Counter No Cost Collars — Gas	—	3,501	—	(3,774)	(273)
Foreign Currency Contracts	—	726	—	(726)	—
Total	$—	$26,433	$—	$(21,698)	$4,735
Total Net Assets/(Liabilities)	$66,135	$83,170	$—	$—	$149,305

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.
The following table presents impairments of assets associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy as of September 30, 2025, 2024 and 2023 (in thousands):

				Impairments
Nonrecurring Fair Value Measures				Year Ended September 30,
	Segment	Date of Measurement	Fair Value	2025	2024	2023
Impairment of Assets:
Water Disposal Assets	Integrated Upstream and Gathering	December 31, 2024	$12,880	$33,453	$—	$—
Northern Access Project	Pipeline and Storage	September 30, 2024	$12,133	—	46,075	—
Water Disposal Assets	Integrated Upstream and Gathering	September 30, 2024	$3,000	—	9,362	—
Total Impairment				$33,453	$55,437	$—
Water Disposal Assets
In exploring the potential sale of certain water disposal assets during both the quarters ended December 31, 2024 and September 30, 2024, the Company determined that the fair market value of such assets was less than the recorded net book value resulting in impairment charges of $33.5 million and $9.4 million, respectively, that reduced the net book value to fair market value. These assets are used to dispose of water from operations in the Integrated Upstream and Gathering segment.
Northern Access Project
On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access project described herein. Substantial litigation ensued over the next several years concerning various federal and state authorizations for the project, with the majority of project development activities suspended pending resolution. These legal actions included, most recently, an appeal of FERC’s June 2022 order granting Supply Corporation and Empire an extension of time to construct the project through December 31, 2024. In March 2024, the U.S. Court of Appeals for the D.C. Circuit issued an order affirming FERC’s extension of time, with such order final as of late June 2024. Upon resolution of the extensive litigation, Supply Corporation and Empire began to assess next steps for the project, including a review of the status of necessary federal and state authorizations, as well as potential changes in expected capital expenditures and the related transportation rates that Supply Corporation and Empire needed to support the project. As a result of this review, and in accordance with the precedent agreements between the respective parties, Supply Corporation and Empire sent notifications to Seneca, the sole shipper for the project, indicating their intent to increase the project’s firm transportation rates to account for the anticipated increase in capital expenditures to complete the project. Upon receipt, Seneca indicated it was unwilling to accept the revised transportation rates and intended to terminate the precedent agreements for the project. The precedent agreements were subsequently terminated on October 16, 2024. Accordingly, the Company determined it would no longer pursue construction of the Northern Access project and took an impairment charge of $46.1 million at September 30, 2024.
Derivative Financial Instruments
At September 30, 2025, the derivative financial instruments reported in Level 2 consist of natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s Integrated Upstream and Gathering segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.
The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2025, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty’s (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
Derivative financial instruments reported in Level 2 at September 30, 2024 also includes the contingent consideration associated with the sale of the Integrated Upstream and Gathering segment’s California assets on June 30, 2022. The fair value of this contingent consideration was zero at September 30, 2025. The fair value of the contingent consideration was calculated using a Monte Carlo simulation model that uses observable inputs, including the ICE Brent closing price as of the valuation date, initial and max trigger price, volatility, risk free rate, time of maturity and counterparty risk.
Note J — Financial Instruments
Long-Term Debt
The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

	At September 30
	2025 Carrying Amount	2025 Fair Value	2024 Carrying Amount	2024 Fair Value
	(Thousands)
Long-Term Debt	$2,682,861	$2,696,145	$2,688,243	$2,656,888
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Investments
The components of the Company’s Other Investments are as follows (in thousands):

	At September 30
	2025	2024
	(Thousands)
Life Insurance Contracts	$44,478	$44,808
Equity Mutual Fund	13,786	19,523
Fixed Income Mutual Fund	10,082	17,374
	$68,346	$81,705
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
Derivative Financial Instruments
The Company uses derivative financial instruments to manage commodity price risk in the Integrated Upstream and Gathering segment. The Company enters into over-the-counter no cost collar and swap agreements for natural gas to manage the price risk associated with forecasted sales of natural gas. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Integrated Upstream and Gathering segment. These instruments are accounted for as cash flow hedges. The duration of the Company’s cash flow hedges does not typically exceed 5 years, and the foreign currency forward contracts also do not exceed 5 years.
The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at September 30, 2025 and September 30, 2024.
Cash Flow Hedges
For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.
As of September 30, 2025, the Company had 414.3 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.
As of September 30, 2025, the Company was hedging a total of $44.1 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.
As of September 30, 2025, the Company had $19.9 million of net hedging gains after taxes included in the accumulated other comprehensive income (loss) balance. Of this amount, it is expected that $35.7 million of unrealized gains after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings. The remaining unrealized loss will be reclassified into the Consolidated Statement of Income in subsequent periods.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Year Ended September 30, 2025 and 2024 (Dollar Amounts in Thousands)
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
Statement of Income
for the Year Ended
				September 30,
	2025	2024		2025	2024
Commodity Contracts	$(1,795)	$286,392	Operating Revenue	$46,957	$217,012
Foreign Currency Contracts	(1,371)	502	Operating Revenue	(1,066)	(357)
Total	$(3,166)	$286,894		$45,891	$216,655
Credit Risk
The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with eighteen counterparties of which thirteen are in a net gain position. On average, the Company had $3.0 million of credit exposure per counterparty in a gain position at September 30, 2025. The maximum credit exposure per counterparty in a gain position at September 30, 2025 was $8.7 million. As of September 30, 2025, no collateral was received from the counterparties by the Company. The Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties’ credit ratings declined to levels at which the counterparties were required to post collateral.
Certain counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit that could be extended to the Company when it is in a derivative financial liability position would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required. At September 30, 2025, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $1.9 million according to the Company’s internal model (discussed in Note I — Fair Value Measurements) and no hedging collateral deposits were required to be posted by the Company at September 30, 2025. Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company’s counterparties could be required to post hedging collateral deposits.

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
Note K — Retirement Plan and Other Post-Retirement Benefits
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan). The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $7.1 million, $6.5 million and $5.7 million for the years ended September 30, 2025, 2024 and 2023, respectively. Costs associated with the Company’s contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $9.8 million, $9.0 million and $8.2 million for the years ended September 30, 2025, 2024 and 2023, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement benefits are shown in the tables below. The components of net periodic benefit cost other than service cost are presented in Other Income (Deductions) on the Consolidated Statements of Income. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30 for fiscal years 2025, 2024 and 2023.

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2025	2024	2023	2025	2024	2023
	(Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$822,306	$768,750	$813,828	$321,025	$274,278	$299,283
Service Cost	4,092	4,197	5,187	519	434	587
Interest Cost	36,892	43,558	42,516	14,501	15,561	15,648
Plan Participants’ Contributions	—	—	—	3,597	3,401	3,297
Retiree Drug Subsidy Receipts	—	—	—	1,514	1,208	2,969
Actuarial (Gain) Loss	(17,232)	72,016	(27,313)	17,072	54,443	(20,789)
Benefits Paid	(66,395)	(66,215)	(65,468)	(27,644)	(28,300)	(26,717)
Benefit Obligation at End of Period	$779,663	$822,306	$768,750	$330,584	$321,025	$274,278
Change in Plan Assets
Fair Value of Assets at Beginning of Period	$823,985	$784,712	$845,205	$496,065	$455,702	$461,438
Actual Return on Plan Assets	20,527	105,488	4,975	23,494	64,783	17,449
Employer Contributions	—	—	—	594	479	235
Plan Participants’ Contributions	—	—	—	3,597	3,401	3,297
Benefits Paid	(66,395)	(66,215)	(65,468)	(27,644)	(28,300)	(26,717)
Fair Value of Assets at End of Period	$778,117	$823,985	$784,712	$496,106	$496,065	$455,702
Net Amount Recognized at End of Period (Funded Status)	$(1,546)	$1,679	$15,962	$165,522	$175,040	$181,424
Amounts Recognized in the Balance Sheets Consist of:
Non-Current Liabilities	$(1,546)	$—	$—	$(3,706)	$(3,511)	$(2,915)
Non-Current Assets	—	1,679	15,962	169,228	178,551	184,339
Net Amount Recognized at End of Period	$(1,546)	$1,679	$15,962	$165,522	$175,040	$181,424
Accumulated Benefit Obligation	$765,747	$804,916	$751,912	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	5.28%	4.97%	5.99%	5.30%	4.98%	5.99%
Rate of Compensation Increase	4.60%	4.60%	4.60%	4.60%	4.60%	4.60%

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2025	2024	2023	2025	2024	2023
	(Thousands)
Components of Net Periodic Benefit Cost
Service Cost	$4,092	$4,197	$5,187	$519	$434	$587
Interest Cost	36,892	43,558	42,516	14,501	15,561	15,648
Expected Return on Plan Assets	(58,587)	(68,343)	(66,593)	(26,144)	(26,642)	(25,612)
Amortization of Prior Service Cost (Credit)	302	362	436	(429)	(429)	(429)
Recognition of Actuarial (Gain) Loss(1)	6,481	(1,339)	(7,680)	37	(2,266)	(8,755)
Net Amortization and Deferral for Regulatory Purposes	(1,375)	16,231	21,512	(3,857)	8,759	15,157
Net Periodic Benefit Income	$(12,195)	$(5,334)	$(4,622)	$(15,373)	$(4,583)	$(3,404)
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Effective Discount Rate for Benefit Obligations	4.97%	5.99%	5.57%	4.98%	5.99%	5.56%
Effective Rate for Interest on Benefit Obligations	4.68%	5.93%	5.45%	4.69%	5.93%	5.45%
Effective Discount Rate for Service Cost	5.14%	6.01%	5.49%	5.21%	5.99%	5.35%
Effective Rate for Interest on Service Cost	4.96%	5.98%	5.53%	5.14%	6.01%	5.47%
Expected Return on Plan Assets	6.60%	7.40%	6.90%	5.40%	6.00%	5.70%
Rate of Compensation Increase	4.60%	4.60%	4.60%	4.60%	4.60%	4.60%

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
In addition to the Retirement Plan discussed above, the Company also has non-qualified benefit plans that cover a group of management employees whose income level has exceeded certain IRS thresholds or who have been designated as participants by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit costs associated with these plans were $4.6 million, $9.5 million and $8.3

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million in 2025, 2024 and 2023, respectively. The components of net periodic benefit cost other than service costs associated with these plans are presented in Other Income (Deductions) on the Consolidated Statements of Income. The accumulated benefit obligations for the plans were $50.9 million, $57.5 million and $58.5 million at September 30, 2025, 2024 and 2023, respectively. The projected benefit obligations for the plans were $58.4 million, $66.0 million and $69.5 million at September 30, 2025, 2024 and 2023, respectively. At September 30, 2025, $11.6 million of the projected benefit obligation is recorded in Other Accruals and Current Liabilities and the remaining $46.8 million is recorded in Other Liabilities on the Consolidated Balance Sheets. At September 30, 2024, $14.1 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $51.9 million was recorded in Other Liabilities on the Consolidated Balance Sheets. At September 30, 2023, $13.1 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $56.4 million was recorded in Other Liabilities on the Consolidated Balance Sheets. The weighted average discount rates for these plans were 4.86%, 4.71% and 5.91% as of September 30, 2025, 2024 and 2023, respectively and the weighted average rate of compensation increase for these plans was 8.00% as of September 30, 2025, 2024 and 2023.
The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2025, as well as the changes in such amounts during 2025, are presented in the table below:

	Retirement Plan	Other Post-Retirement Benefits	Non-Qualified Benefit Plans
	(Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Loss	$(178,675)	$(19,813)	$(13,353)
Prior Service (Cost) Credit	(1,372)	257	—
Net Amount Recognized	$(180,047)	$(19,556)	$(13,353)
Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2025(1)
Increase in Actuarial Loss, excluding amortization(2)	$(20,828)	$(19,722)	$(1,061)
Change due to Amortization of Actuarial Loss	6,481	37	1,101
Prior Service (Cost) Credit	302	(429)	—
Net Change	$(14,045)	$(20,114)	$40

(1)Amounts presented are shown before recognizing deferred taxes.
(2)Amounts presented include the impact of actuarial gains/losses related to return on assets, as well as the Actuarial Loss amounts presented in the Change in Benefit Obligation.
In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2025, the Company recorded a $23.8 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $10.3 million (pre-tax) decrease to Accumulated Other Comprehensive Income.
The effect of the discount rate change for the Retirement Plan in 2025 was to decrease the projected benefit obligation of the Retirement Plan by $21.4 million. Other actuarial experience increased the projected benefit obligation for the Retirement Plan in 2025 by $4.2 million. The effect of the discount rate change for the Retirement Plan in 2024 was to increase the projected benefit obligation of the Retirement Plan by $69.6

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million. The effect of the discount rate change for the Retirement Plan in 2023 was to decrease the projected benefit obligation of the Retirement Plan by $28.4 million.
The Company did not make any cash contributions to the Retirement Plan during the year ended September 30, 2025. The Company does not expect to make any contributions to the Retirement Plan in 2026.
The following Retirement Plan benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan during the next five years and the five years thereafter: $67.6 million in 2026; $66.9 million in 2027; $66.1 million in 2028; $65.1 million in 2029; $64.0 million in 2030; and $297.8 million in the five years thereafter.
The effect of the discount rate change in 2025 was to decrease the other post-retirement benefit obligation by $9.9 million. The health care cost trend rates were updated, which increased the other post-retirement benefit obligation in 2025 by $18.2 million. Other actuarial experience increased the other post-retirement benefit obligation in 2025 by $8.8 million, the majority of which was attributable to a revision in assumed per-capita claims cost, premiums, retiree contributions and retiree drug subsidy assumptions based on actual experience.
The effect of the discount rate change in 2024 was to increase the other post-retirement benefit obligation by $28.1 million. The healthcare cost trend rates were updated, which increased the other post-retirement benefit obligation in 2024 by $25.2 million. Other actuarial experience increased the other post-retirement benefit obligation in 2024 by $1.2 million, the majority of which was attributable to a revision in assumed per-capita claims cost, premiums, retiree contributions and retiree drug subsidy assumptions based on actual experience.
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
The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows (dollars in thousands):

	Benefit Payments	Subsidy Receipts
2026	$26,899	$(1,560)
2027	$27,556	$(1,574)
2028	$28,060	$(1,577)
2029	$28,344	$(1,577)
2030	$28,406	$(1,568)
2031 through 2035	$135,297	$(7,536)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates as of September 30 were:

	2025		2024		2023
Rate of Medical Cost Increase for Pre Age 65 Participants	7.25%	(1)	6.25%	(2)	6.25%	(3)
Rate of Medical Cost Increase for Post Age 65 Participants	5.75%	(1)	5.75%	(2)	5.00%	(3)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	11.75%	(1)	10.25%	(2)	6.85%	(3)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	5.75%	(1)	5.75%	(2)	5.00%	(3)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	4.00%	(1)	4.00%	(2)	6.60%	(3)

(1)It was assumed that this rate would gradually decline to 4% by 2050.
(2)It was assumed that this rate would gradually decline to 4% by 2049.
(3)It was assumed that this rate would gradually decline to 4% by 2048.
The Company made direct payments of $0.6 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2025. The Company did not make any cash contributions to its VEBA trusts during the year ended September 30, 2025, and does not expect to make any contributions to its VEBA trusts in 2026.
Investment Valuation
The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note I — Fair Value Measurements for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2025 and 2024, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall, based on the lowest level input that is significant to the fair value measurement in its entirety (dollars in thousands):

	At September 30, 2025
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(6)
Retirement Plan Investments
Domestic Equities(1)	$116	$116	$—	$—	$—
Global Equities(2)	79,470	—	—	—	79,470
Domestic Fixed Income(3)(7)	645,955	—	596,905	—	49,050
International Fixed Income(4)	9,609	—	9,609	—	—
Real Estate (5)	102,373	—	—	—	102,373
Cash Held in Collective Trust Funds	34,077	—	—	—	34,077
Total Retirement Plan Investments	871,600	116	606,514	—	264,970
401(h) Investments	(86,093)	(12)	(60,379)	—	(25,702)
Total Retirement Plan Investments (excluding 401(h) Investments)	$785,507	$104	$546,135	$—	$239,268
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(7,390)
Total Retirement Plan Assets	$778,117

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(6)
Retirement Plan Investments
Domestic Equities(1)	$37,984	$37,984	$—	$—	$—
Global Equities(2)	38,234	—	—	—	38,234
Domestic Fixed Income(3)(7)	681,755	—	633,600	—	48,155
International Fixed Income(4)	8,587	—	8,587	—	—
Real Estate (5)	109,383	—	—	—	109,383
Cash Held in Collective Trust Funds	41,709	—	—	—	41,709
Total Retirement Plan Investments	917,652	37,984	642,187	—	237,481
401(h) Investments	(83,682)	(3,500)	(59,166)	—	(21,016)
Total Retirement Plan Investments (excluding 401(h) Investments)	$833,970	$34,484	$583,021	$—	$216,465
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(9,985)
Total Retirement Plan Assets	$823,985

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
(7)Domestic Fixed Income securities include $6.2 million and $8.5 million of derivative instruments used as part of the Company’s overall liability-driven investment strategy as a way to assist in matching the duration of the assets of the Retirement Plan investments with its liability to plan participants as of September 30, 2025 and September 30, 2024, respectively.

	At September 30, 2025
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Global Equities	$232,395	$—	$—	$—	$232,395
Exchange Traded Funds — Fixed Income	165,601	165,601	—	—	—
Cash Held in Collective Trust Funds	12,302	—	—	—	12,302
Total VEBA Trust Investments	410,298	165,601	—	—	244,697
401(h) Investments	86,093	12	60,379	—	25,702
Total Investments (including 401(h) Investments)	$496,391	$165,613	$60,379	$—	$270,399
Miscellaneous Accruals (including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	(285)
Total Other Post-Retirement Benefit Assets	$496,106

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Global Equities	$82,814	$—	$—	$—	$82,814
Exchange Traded Funds — Fixed Income	314,052	314,052	—	—	—
Cash Held in Collective Trust Funds	14,274	—	—	—	14,274
Total VEBA Trust Investments	411,140	314,052	—	—	97,088
401(h) Investments	83,682	3,500	59,166	—	21,016
Total Investments (including 401(h) Investments)	$494,822	$317,552	$59,166	$—	$118,104
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	1,243
Total Other Post-Retirement Benefit Assets	$496,065

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
For the years ended September 30, 2025 and September 30, 2024, there were no transfers from Level 1 to Level 2. For the years ended September 30, 2025 and September 30, 2024, there were no assets or liabilities measured at fair value and classified as Level 3.
The Company’s assumption regarding the expected long-term rate of return on plan assets is 7.10% (Retirement Plan) and 6.10% (other post-retirement benefits), effective for fiscal 2026. The return assumption reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes projected capital market conditions and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets.
The long-term investment objective of the Retirement Plan trust, the VEBA trusts and the 401(h) accounts is to achieve the target total return in accordance with the Company’s risk tolerance. Assets are diversified utilizing a mix of equities, fixed income and other securities (including real estate). Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The assets of the Retirement Plan trust, VEBA trusts and the 401(h) accounts have no significant concentrations of risk in any one country (other than the United States), industry or entity. The actual asset allocations as of September 30, 2025 are noted in the table above, and such allocations are subject to change, but the majority of the assets will remain hedging fixed income assets in conjunction with the Company’s liability driven investment strategy. Given the level of the VEBA trust and 401(h) assets in relation to the Other Post-Retirement Benefits, the majority of those assets are and will remain in fixed income securities.
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
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2025, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $3.2 million. The Company’s liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at September 30, 2025. The Company has a regulatory liability of $1.8 million related to environmental clean-up costs at September 30, 2025 and is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.
Other
The Company, in its Utility segment and Integrated Upstream and Gathering segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as follows: $236.6 million in 2026, $75.8 million in 2027, $113.8 million in 2028, $123.2 million in 2029, $135.2 million in 2030 and $900.1 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.
The Company, in its Pipeline and Storage segment, Integrated Upstream and Gathering segment and Utility segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system modernization and expansion projects. As of September 30, 2025, the future contractual commitments related to the system modernization and expansion projects are $58.1 million in 2026, $9.2 million in 2027, $5.6 million in 2028, $4.4 million in 2029, $4.5 million in 2030 and $4.6 million thereafter.
The Company, in its Integrated Upstream and Gathering segment, has entered into contractual obligations to support its development activities and operations in Pennsylvania, including hydraulic fracturing and other well completion services, well tending services, well workover activities, tubing and casing purchases, production equipment purchases, water hauling services and contracts for drilling rig services. The future contractual commitments are $180.8 million in 2026 and $25.9 million in 2027. There are no contractual commitments extending beyond 2027.
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
Note M — Business Segment Information
In the Company’s 2024 Form 10-K and its Form 10-Q’s for the first three quarters of 2025, the Company reported financial results for four segments: Exploration and Production, Pipeline and Storage, Gathering, and Utility. The division of the Company’s operations into reportable segments is based upon a combination of factors including differences in products and services as well as regulatory environment. During the quarter ended September 30, 2025, the president and chief executive officer, who is the chief operating decision maker (CODM), determined that the Exploration and Production segment and Gathering segment should be treated as one operating segment. The CODM made this decision to provide more clarity for management and investors as to the interdependence of both Seneca and Midstream Company in bringing Appalachian natural gas to market. As a result of this decision, during the quarter ended September 30, 2025, the CODM began reviewing financial information of these three segments: Integrated Upstream and Gathering, Pipeline and Storage, and Utility. As a result, the Company is now reporting financial results for these three segments. Prior year segment information shown below has been recast to reflect this change in presentation.
The Integrated Upstream and Gathering segment is composed of the operations of Seneca and Midstream Company. Seneca is engaged in the exploration for and development of natural gas reserves in the Appalachian region of the United States. Midstream Company builds, owns and operates natural gas processing and pipeline gathering facilities in the Appalachian region, primarily providing gathering services to Seneca.
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
The data presented in the tables below reflects financial information for the segments and reconciliations to consolidated amounts. The CODM uses net income (loss) by segment, or income (loss) by segment before discontinued operations when applicable, to assess performance and allocate capital and other resources, considering actual-to-budget and actual-to-prior year variances on a monthly basis when making such decisions. The accounting policies of the segments are the same as those described in Note A — Summary of Significant Accounting Policies. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2025
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)(2)	$1,184,136	$276,131	$817,274	$2,277,541	$—	$—	$2,277,541
Intersegment Revenues	—	151,470	355	151,825	—	(151,825)	—
Total Revenues	1,184,136	427,601	817,629	2,429,366	—	(151,825)	2,277,541
Operation and Maintenance Expense(4):
Upstream General and Administrative Expense	75,280	—	—	75,280	—	(223)	75,057
Lease Operating Expense	50,665	—	—	50,665	—	(5,817)	44,848
Gathering Operation and Maintenance Expense	48,635	—	—	48,635	—	(246)	48,389
All Other Operation and Maintenance Expense	16,049	122,379	234,455	372,883	—	16,688	389,571
Purchased Gas Expense(4)	—	—	358,454	358,454	—	(145,013)	213,441
Depreciation, Depletion and Amortization Expense(4)	311,817	74,480	69,701	455,998	—	596	456,594
Impairment of Assets (Significant Non-Cash Item)(4)	141,802	—	—	141,802	—	—	141,802
Interest Expense(4)	76,633	45,509	42,969	165,111	536	(9,813)	155,834
Interest Income	(1,445)	(6,085)	(2,284)	(9,814)	(11)	3,809	(6,016)
Income Tax Expense (Benefit)(4)	121,095	39,748	15,653	176,496	(245)	(702)	175,549
Other Expense (Income) Items(5)	18,907	30,613	15,432	64,952	534	(1,518)	63,968
Segment Profit: Net Income (Loss)	$324,698	$120,957	$83,249	$528,904	$(814)	$(9,586)	$518,504
Expenditures for Additions to Long-Lived Assets	$605,433	$121,798	$189,961	$917,192	$—	$909	$918,101
	At September 30, 2025
	(Thousands)
Segment Assets	$3,701,646	$2,412,747	$2,534,289	$8,648,682	$8,704	$61,718	$8,719,104

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2024
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Elimination	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$976,615	$271,388	$696,807	$1,944,810	$—	$—	$1,944,810
Intersegment Revenues	—	141,005	555	141,560	—	(141,560)	—
Total Revenues	976,615	412,393	697,362	2,086,370	—	(141,560)	1,944,810
Operation and Maintenance Expense(4):
Upstream General and Administrative Expense	71,148	—	—	71,148	—	(221)	70,927
Lease Operating Expense	52,053	—	—	52,053	—	(5,723)	46,330
Gathering Operation and Maintenance Expense	36,140	—	—	36,140	—	(237)	35,903
All Other Operation and Maintenance Expense	15,529	116,335	222,142	354,006	17	12,835	366,858
Purchased Gas Expense(4)	—	—	283,215	283,215	—	(133,153)	150,062
Depreciation, Depletion and Amortization Expense(4)	316,762	74,530	65,261	456,553	—	473	457,026
Impairment of Assets (Significant Non-Cash Item)(4)	473,054	46,075	—	519,129	—	—	519,129
Interest Expense(4)	74,005	47,428	34,727	156,160	374	(17,839)	138,695
Interest Income	(3,062)	(8,632)	(5,736)	(17,430)	—	8,703	(8,727)
Income Tax Expense (Benefit)(4)	(20,213)	26,045	3,951	9,783	(186)	145	9,742
Other Expense (Income) Items(5)	18,240	30,942	36,713	85,895	412	(4,955)	81,352
Segment Profit: Net Income (Loss)	$(57,041)	$79,670	$57,089	$79,718	$(617)	$(1,588)	$77,513
Expenditures for Additions to Long-Lived Assets	$645,600	$110,830	$184,615	$941,045	$—	$970	$942,015
	At September 30, 2024
	(Thousands)
Segment Assets	$3,614,318	$2,446,243	$2,398,709	$8,459,270	$6,227	$(145,727)	$8,319,770

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2023
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)(3)	$972,346	$259,646	$941,779	$2,173,771	$—	$—	$2,173,771
Intersegment Revenues	—	119,545	581	120,126	—	(120,126)	—
Total Revenues	972,346	379,191	942,360	2,293,897	—	(120,126)	2,173,771
Operation and Maintenance Expense(4):
Upstream General and Administrative Expense	66,074	—	—	66,074	—	(241)	65,833
Lease Operating Expense	47,854	—	—	47,854	—	(6,902)	40,952
Gathering Operation and Maintenance Expense	33,650	—	—	33,650	—	(255)	33,395
All Other Operation and Maintenance Expense	9,327	106,654	208,539	324,520	21	14,035	338,576
Purchased Gas Expense(4)	—	—	548,195	548,195	—	(110,600)	437,595
Depreciation, Depletion and Amortization Expense(4)	276,867	70,827	61,450	409,144	—	429	409,573
Interest Expense(4)	69,306	43,499	34,233	147,038	157	(15,309)	131,886
Interest Income	(3,793)	(7,052)	(6,296)	(17,141)	—	5,662	(11,479)
Income Tax Expense (Benefit)(4)	123,924	34,489	7,267	165,680	(164)	(983)	164,533
Other Expense (Income) Items(5)	17,138	30,273	40,577	87,988	517	(2,464)	86,041
Segment Profit: Net Income (Loss)	$331,999	$100,501	$48,395	$480,895	$(531)	$(3,498)	$476,866
Expenditures for Additions to Long-Lived Assets	$841,020	$141,877	$139,922	$1,122,819	$—	$754	$1,123,573
	At September 30, 2023
	(Thousands)
Segment Assets	$3,710,155	$2,427,214	$2,247,743	$8,385,112	$4,795	$(109,647)	$8,280,260

(1)All Revenue from External Customers originated in the United States.
(2)Revenue from one customer of the Company’s Integrated Upstream and Gathering segment, exclusive of hedging losses transacted with separate parties, represented approximately $258 million of the Company’s consolidated revenue for the year ended September 30, 2025. This one customer was also a customer of the Company’s Pipeline and Storage segment, accounting for an additional $16 million of the Company’s consolidated revenue for the year ended September 30, 2025.
(3)Revenue from one customer of the Company’s Integrated Upstream and Gathering segment, exclusive of hedging losses transacted with separate parties, represented approximately $208 million of the Company’s consolidated revenue for the year ended September 30, 2023. This one customer was also a customer of the Company’s Pipeline and Storage segment, accounting for an additional $14 million of the Company’s consolidated revenue for the year ended September 30, 2023.
(4)The Company considers this line to be a significant expense.
(5)Consists of Property, Franchise and Other Taxes, Non-Service Pension and Post-Retirement Benefits Costs (Credits), Other (Income) Deductions, and Purchased Gas Expense for the Pipeline and Storage segment.

Geographic Information	At September 30
	2025	2024	2023
	(Thousands)
Long-Lived Assets:
United States	$8,308,377	$7,963,851	$7,865,832

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Capitalized Costs Relating to Exploration and Production Activities

	At September 30
	2025	2024
	(Thousands)
Proved Properties(1)	$7,719,339	$7,079,903
Unproved Properties	112,432	200,986
	7,831,771	7,280,889
Less — Accumulated Depreciation, Depletion and Amortization	5,374,360	5,004,299
	$2,457,411	$2,276,590

(1)Includes asset retirement costs of $233.9 million and $175.2 million at September 30, 2025 and 2024, respectively.
Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized. Although the timing of the ultimate evaluation or disposition of the unproved properties cannot be determined, the Company expects the majority of its acquisition costs associated with unproved properties to be transferred into the amortization base by 2030. It expects the majority of its development and exploration costs associated with unproved properties to be transferred into the amortization base by 2027. Following is a summary of costs excluded from amortization at September 30, 2025:

	Total as of September 30, 2025	Year Costs Incurred
		2025	2024	2023	Prior
	(Thousands)
Acquisition Costs	$103,508	$1,277	$8,136	$86,038	$8,057
Development Costs	8,464	6,267	1,077	922	198
Exploration Costs	460	460	—	—	—
Capitalized Interest	—	—	—	—	—
	$112,432	$8,004	$9,213	$86,960	$8,255

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs Incurred in Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2025	2024	2023
	(Thousands)
United States
Property Acquisition Costs:
Proved	$13,680	$17,069	$33,190
Unproved	18,826	19,526	129,061
Exploration Costs(1)	21,562	53,519	10,055
Development Costs(2)	443,311	429,151	553,469
Asset Retirement Costs	58,680	46,017	8,363
	$556,059	$565,282	$734,138

(1)Amounts for 2025, 2024 and 2023 include capitalized interest of zero, $0.1 million and zero  respectively.
(2)Amounts for 2025, 2024 and 2023 include capitalized interest of zero, $0.7 million and $0.1 million, respectively.
For the years ended September 30, 2025, 2024 and 2023, the Company spent $246.3 million, $305.6 million and $342.0 million, respectively, developing proved undeveloped reserves.
Results of Operations for Producing Activities

	Year Ended September 30
	2025	2024	2023
United States	(Thousands, except per Mcfe amounts)
Operating Revenues:
Gas (includes transfers to operations of $1,379, $1,557 and $1,957, respectively)(1)	$1,104,283	$738,778	$1,036,499
Oil, Condensate and Other Liquids	1,837	2,298	2,261
Total Operating Revenues(2)	1,106,120	741,076	1,038,760
Production/Lifting Costs	284,771	270,927	253,555
Franchise/Ad Valorem Taxes	18,267	13,468	17,532
Accretion Expense	7,721	5,992	5,673
Depreciation, Depletion and Amortization ($0.61, $0.69 and $0.63 per Mcfe of production, respectively)	261,712	270,648	235,694
Impairment of Exploration and Production Properties	108,348	463,692	—
Income Tax Expense (Benefit)	114,502	(76,983)	145,574
Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$310,799	$(206,668)	$380,732

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
All of the Company’s reserve estimates are audited annually by Netherland, Sewell & Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include a professional engineer registered with the State of Texas (consulting at NSAI since 2019 and with over 6 years of prior industry experience in petroleum engineering) and a professional geoscientist registered in the State of Texas (consulting at NSAI since 2008 and with over 11 years of prior industry experience in petroleum geosciences). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2025 and did not identify any problems which would cause it to take exception to those estimates.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	U.S.
	Appalachian Region
	Gas MMcf		Oil Mbbl
Proved Developed and Undeveloped Reserves:
September 30, 2022	4,170,662		250
Extensions and Discoveries	670,438	(1)	—
Revisions of Previous Estimates	32,379		(4)
Production	(372,271)	(2)	(30)
Purchases of Minerals in Place	33,876		—
September 30, 2023	4,535,084		216
Extensions and Discoveries	601,679	(1)	—
Revisions of Previous Estimates	7,046		8
Production	(392,047)	(2)	(31)
September 30, 2024	4,751,762		193
Extensions and Discoveries	632,536	(1)	—
Revisions of Previous Estimates	22,469		15
Production	(426,357)	(2)	(28)
September 30, 2025	4,980,410		180
Proved Developed Reserves:
September 30, 2022	3,312,568		250
September 30, 2023	3,550,034		216
September 30, 2024	3,484,852		193
September 30, 2025	3,664,381		180
Proved Undeveloped Reserves:
September 30, 2022	858,094		—
September 30, 2023	985,050		—
September 30, 2024	1,266,910		—
September 30, 2025	1,316,029		—

(1)Extensions and discoveries include 163 Bcf (during 2023), 230 Bcf (during 2024) and 0 Bcf (during 2025), of Marcellus Shale gas (which exceed 15% of total reserves) in the Appalachian region. Extensions and discoveries include 507 Bcf (during 2023), 372 Bcf (during 2024) and 633 Bcf (during 2025), of Utica Shale gas (which exceed 15% of total reserves) in the Appalachian region.
(2)Production includes 190,290 MMcf (during 2023), 235,955 MMcf (during 2024) and 209,379 MMcf (during 2025), from Marcellus Shale fields. Production includes 180,750 MMcf (during 2023), 154,701 MMcf (during 2024) and 215,681 MMcf (during 2025), from Utica Shale fields.
The Company’s proved undeveloped (PUD) reserves increased from 1,267 Bcfe at September 30, 2024 to 1,316 Bcfe at September 30, 2025. PUD reserves in the Utica Shale increased from 925 Bcfe at September 30, 2024 to 1,119 Bcfe at September 30, 2025. PUD reserves in the Marcellus Shale decreased from 342 Bcfe at September 30, 2024 to 197 Bcfe at September 30, 2025. The Company’s total PUD reserves were 26.4% of total proved reserves at September 30, 2025, down from 26.7% of total proved reserves at September 30, 2024.
The Company’s PUD reserves increased from 985 Bcfe at September 30, 2023 to 1,267 Bcfe at September 30, 2024. PUD reserves in the Utica Shale increased from 873 Bcfe at September 30, 2023 to 925 Bcfe at September 30, 2024. PUD reserves in the Marcellus Shale increased from 112 Bcfe at September 30,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2023 to 342 Bcfe at September 30, 2024. The Company’s total PUD reserves were 26.7% of total proved reserves at September 30, 2024, up from 21.7% of total proved reserves at September 30, 2023.
The increase in PUD reserves in 2025 of 49 Bcfe is a result of 473 Bcfe in new PUD reserve additions. These additions were partially offset by 399 Bcfe in PUD conversions to developed reserves (145 Bcfe from the Marcellus Shale and 254 Bcfe from the Utica Shale), 18 Bcfe in PUD reserves removed for one PUD location due to schedule and pad layout changes and 7 Bcfe for adjustments to remaining PUD reserves.
The increase in PUD reserves in 2024 of 282 Bcfe is a result of 602 Bcfe in new PUD reserve additions and 76 Bcfe in upward revisions to remaining PUD reserves. These upward revisions were partially offset by 291 Bcfe in PUD conversions to developed reserves (all Utica Shale), and 105 Bcfe in PUD reserves removed for nine PUD locations due to schedule and pad layout changes.
The Company invested $246 million during the year ended September 30, 2025 to convert 399 Bcfe (415 Bcfe after revisions) of predominantly Marcellus and Utica Shale PUD reserves to developed reserves. This represents 31% of the net PUD reserves recorded at September 30, 2024. The Company developed 27 of 73 PUD locations in 2025.
The Company invested $306 million during the year ended September 30, 2024 to convert 291 Bcfe (374 Bcfe after revisions) of predominantly Marcellus and Utica Shale PUD reserves to developed reserves. This represents 30% of the net PUD reserves recorded at September 30, 2023. The Company developed 20 of 73 PUD locations in 2024.
In 2026, the Company estimates that it will invest approximately $295 million to develop its PUD reserves. The Company is committed to developing its PUD reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. Since that rule was adopted, and over the last five years, the Company developed 34% of its beginning year PUD reserves in fiscal 2021, 45% of its beginning year PUD reserves in fiscal 2022, 47% of its beginning year PUD reserves in fiscal 2023, 30% of its beginning year PUD reserves in fiscal 2024 and 31% of its beginning year PUD reserves in fiscal 2025.
At September 30, 2025, the Company does not have any proved undeveloped reserves that have been on the books for more than five years at the corporate level, country level or field level. All of the Company’s proved reserves are in the United States.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30
	2025	2024	2023
	(Thousands)
United States
Future Cash Inflows	$12,243,757	$8,514,126	$11,947,345
Less:
Future Production Costs	3,823,175	3,672,901	3,538,389
Future Development Costs	1,239,386	1,191,708	1,095,096
Future Income Tax Expense at Applicable Statutory Rate	1,719,387	826,094	1,867,457
Future Net Cash Flows	5,461,809	2,823,423	5,446,403
Less:
10% Annual Discount for Estimated Timing of Cash Flows	2,707,425	1,486,968	2,874,295
Standardized Measure of Discounted Future Net Cash Flows	$2,754,384	$1,336,455	$2,572,108
The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2025	2024	2023
	(Thousands)
United States
Standardized Measure of Discounted Future Net Cash Flows at Beginning of Year	$1,336,455	$2,572,108	$5,448,330
Sales, Net of Production Costs	(802,983)	(456,506)	(767,487)
Net Changes in Prices, Net of Production Costs	1,716,936	(1,829,714)	(3,918,392)
Extensions and Discoveries	330,925	(11,007)	237,057
Changes in Estimated Future Development Costs	58,606	32,990	(222,233)
Purchases of Minerals in Place	—	—	34,346
Sales of Minerals in Place	—	—	—
Previously Estimated Development Costs Incurred	246,309	305,602	342,024
Net Change in Income Taxes at Applicable Statutory Rate	(467,758)	462,075	959,728
Revisions of Previous Quantity Estimates	(7,374)	19,216	33,192
Accretion of Discount and Other	343,268	241,691	425,543
Standardized Measure of Discounted Future Net Cash Flows at End of Year	$2,754,384	$1,336,455	$2,572,108

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2025.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5–1 trading arrangement” or any “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance
The Company will file the definitive Proxy Statement with the SEC no later than 120 days after September 30, 2025. The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors at the 2026 Annual Meeting of Stockholders” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.
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
We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. A copy of our Insider Trading Policy is incorporated by reference in this Form 10-K as Exhibit 19.

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

Exhibit Number	Description of Exhibits

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

•	Securities Purchase Agreement, dated as of October 20, 2025, by and between the Company and CenterPoint Energy Resources Corp. (Exhibit 10.1, Form 8-K dated October 21, 2025)

3(i)	Articles of Incorporation:

•
Restated Certificate of Incorporation of National Fuel Gas Company dated September 21, 1998; Certificate of Amendment of Restated Certificate of Incorporation dated March 14, 2005 (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 2012)

•	Certificate of Amendment of Restated Certificate of Incorporation, as amended, of National Fuel Gas Company (Exhibit 3.1, Form 8-K dated March 16, 2021)

3(ii)	By-Laws:

•	By-Laws of National Fuel Gas Company, as amended June 15, 2022 (Exhibit 3.1, Form 8-K dated June 17, 2022)

4	Instruments Defining the Rights of Security Holders, Including Indentures:

•	Description of Securities (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 2019)

•	Indenture dated as of October 1, 1999, between the Company and The Bank of New York Mellon (formerly The Bank of New York) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1999)

•	Officers Certificate establishing 3.95% Notes due 2027, dated September 27, 2017 (Exhibit 4.1.1, Form 8-K dated September 27, 2017)

Exhibit Number	Description of Exhibits
•	Officers Certificate establishing 4.75% Notes due 2028, dated August 17, 2018 (Exhibit 4.1.1, Form 8-K dated August 17, 2018)

•	Officer’s Certificate establishing 2.95% Notes due 2031, dated February 24, 2021 (Exhibit 4.1.1, Form 8-K dated February 24, 2021)

•	Officer’s Certificate establishing 5.50% Notes due 2026, dated May 18, 2023 (Exhibit 4.1.1, Form 8-K dated May 18, 2023)

•	Officer’s Certificate establishing 5.50% Notes due 2030 and 5.95% Notes due 2035, dated February 19, 2025 (Exhibit 4.1.1, Form 8-K dated February 19, 2025)

10	Material Contracts:

•	Form of Indemnification Agreement, dated September 2006, between the Company and each Director (Exhibit 10.1, Form 8-K dated September 18, 2006)

•	Credit Agreement, dated as of February 28, 2022, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1, Form 8-K dated February 28, 2022)

•
Amendment No. 1 to Credit Agreement, dated as of May 3, 2022, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1, Form 10-Q dated May 6, 2022)

•
Credit Agreement Existing Maturity Date Extension Consent, dated January 28, 2025, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2025)

10.1	Amendment No. 2 to Credit Agreement, dated as of November 6, 2025, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent

•
Term Loan Agreement, dated as of February 14, 2024, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1, Form 8-K dated February 14, 2024)

10.2	Amendment No. 1 to Term Loan Agreement, dated as of November 6, 2025, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent

Management Contracts and Compensatory Plans and Arrangements:

•
Standard Form of Amended and Restated Employment Continuation and Noncompetition Agreement among the Company, a subsidiary of the Company (other than Seneca) and an executive officer (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2008)

•
Form of Employment Continuation and Noncompetition Agreement between Seneca Resources Company, LLC and an executive officer of the Company employed by Seneca (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2024)

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

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2024)

Exhibit Number	Description of Exhibits
•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2024)

•
Form of Award Notice for Emissions Reduction Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2024)

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2023)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2023)

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

•	Consulting Services Agreement, dated as of June 13, 2025, between the Company and Donna L. DeCarolis (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2025)

19	Insider Trading Policies and Procedures:

•	Policy on Insider Trading in National Fuel Gas Company Securities, dated September 14, 2023 (Exhibit 19, Form 10-K for the fiscal year ended September 30, 2024)

21	Subsidiaries of the Registrant

23	Consents of Experts:

23.1	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Company, LLC

23.2	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation:

•	National Fuel Gas Company Clawback Policy, effective December 1, 2023 (Exhibit 97, Form 10-K for the fiscal year ended September 30, 2024)

99	Additional Exhibits:

99.1	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Company, LLC

99.2	Company Maps

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2025, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheets at September 30, 2025 and September 30, 2024, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023 and (v) the Notes to Consolidated Financial Statements.

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
Date: November 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith	Chairman of the Board and Director	Date: November 21, 2025
D. F. Smith

/s/ D. H. Anderson	Director	Date: November 21, 2025
D. H. Anderson

/s/ B. M. Baumann	Director	Date: November 21, 2025
B. M. Baumann

/s/ D. C. Carroll	Director	Date: November 21, 2025
D. C. Carroll

/s/ S. C. Finch	Director	Date: November 21, 2025
S.C. Finch

/s/ J. N. Jaggers	Director	Date: November 21, 2025
J. N. Jaggers

/s/ R. Ranich	Director	Date: November 21, 2025
R. Ranich

/s/ J. W. Shaw	Director	Date: November 21, 2025
J. W. Shaw

/s/ T. E. Skains	Director	Date: November 21, 2025
T. E. Skains

/s/ R. J. Tanski	Director	Date: November 21, 2025
R. J. Tanski

/s/ D. P. Bauer	President and Chief Executive Officer and Director	Date: November 21, 2025
D. P. Bauer

/s/ T. J. Silverstein	Treasurer and Chief Financial Officer	Date: November 21, 2025
T. J. Silverstein

/s/ E. G. Mendel	Controller and Chief Accounting Officer	Date: November 21, 2025
E. G. Mendel