Form 10-Q
period 2025-12-31
NATIONAL FUEL GAS CO
filed 2026-01-29
CIK 70145

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at January 27, 2026: 95,026,423 shares.

Table of Content
GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
Midstream Company	National Fuel Gas Midstream Company, LLC
National Fuel	National Fuel Gas Company
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Company, LLC
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies
CFTC	Commodity Futures Trading Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaPUC	Pennsylvania Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission

Other
2025 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2025
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
Cashout revenues	A cash resolution of a gas imbalance whereby a customer pays Supply Corporation and/or Empire for gas the customer receives in excess of amounts delivered into Supply Corporation's or Empire's systems by the customer’s shipper.
CLCPA	Legislation referred to as the "Climate Leadership & Community Protection Act," enacted by the State of New York on July 18, 2019.
Degree day	A measure of the coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.
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

Table of Content

Open Season
A bidding procedure used by pipelines to allocate firm transportation or storage capacity among prospective shippers, in which all bids submitted during a defined time period are evaluated as if they had been submitted simultaneously.

Precedent Agreement	An agreement between a pipeline company and a potential customer to sign a service agreement after specified events (called “conditions precedent”) happen, usually within a specified time.
Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved undeveloped (PUD) reserves	Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required to make these reserves productive.
Reserves	The unproduced but recoverable oil and/or gas in place in a formation which has been proven by production.
Revenue decoupling mechanism	A rate mechanism which adjusts customer rates to render a utility financially indifferent to throughput decreases resulting from conservation.
S&P	Standard & Poor’s Ratings Service
SAR	Stock appreciation right
Section 7(b)/7(c) application	An application to the FERC under Section 7(b)/7(c) of the federal Natural Gas Act for authority to construct, operate (and provide services through) facilities to transport or store natural gas in interstate commerce.
Service agreement	The binding agreement by which the pipeline company agrees to provide service and the shipper agrees to pay for the service.
SOFR	Secured Overnight Financing Rate
Stock acquisitions	Investments in corporations.
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
Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2025	2024
INCOME
Operating Revenues:
Utility Revenues	$259,047	$228,424
Integrated Upstream and Gathering Revenues	323,223	252,308
Pipeline and Storage Revenues	69,237	68,750
	651,507	549,482

Operating Expenses:
Purchased Gas	85,606	65,337
Operation and Maintenance:
Utility	59,897	55,244
Integrated Upstream and Gathering and Other	56,306	42,905
Pipeline and Storage	26,786	26,577
Property, Franchise and Other Taxes	24,764	22,056
Depreciation, Depletion and Amortization	122,025	109,370
Impairment of Assets	—	141,802
	375,384	463,291
Operating Income	276,123	86,191
Other Income (Expense):
Other Income	8,233	7,720
Interest Expense on Long-Term Debt	(33,513)	(33,362)
Other Interest Expense	(9,861)	(4,381)
Income Before Income Taxes	240,982	56,168
Income Tax Expense	59,337	11,182

Net Income Available for Common Stock	181,645	44,986

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	2,012,529	1,727,326
	2,194,174	1,772,312
Share Repurchases under Repurchase Plan	—	(26,993)
Dividends on Common Stock	(50,834)	(46,671)
Balance at December 31	$2,143,340	$1,698,648

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.99	$0.50
Diluted:
Net Income Available for Common Stock	$1.98	$0.49
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	91,171,715	90,777,446
Used in Diluted Calculation	91,962,479	91,434,741
Dividends Per Common Share:
Dividends Declared	$0.535	$0.515
See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2025	2024
Net Income Available for Common Stock	$181,645	$44,986
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	49,098	(53,516)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(13,274)	(29,504)
Other Comprehensive Income (Loss), Before Tax	35,824	(83,020)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	13,146	(14,403)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(3,554)	(7,940)
Income Taxes (Benefits) – Net	9,592	(22,343)
Other Comprehensive Income (Loss)	26,232	(60,677)
Comprehensive Income (Loss)	$207,877	$(15,691)

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2025	September 30, 2025
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$15,616,382	$15,406,329
Less - Accumulated Depreciation, Depletion and Amortization	7,800,307	7,693,687
	7,816,075	7,712,642
Current Assets
Cash and Temporary Cash Investments	271,398	43,166
Receivables – Net of Allowance for Uncollectible Accounts of $17,504 and $17,099, Respectively	265,897	180,801
Unbilled Revenue	69,645	16,219
Gas Stored Underground	18,978	33,468
Materials and Supplies - at average cost	49,862	50,545
Unrecovered Purchased Gas Costs	20,723	5,769
Other Current Assets	62,097	80,759
	758,600	410,727

Other Assets
Recoverable Future Taxes	92,405	89,247
Unamortized Debt Expense	5,772	6,236
Other Regulatory Assets	133,604	135,486
Deferred Charges	75,570	73,941
Other Investments	68,962	68,346
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	171,569	169,228
Fair Value of Derivative Financial Instruments	69,364	39,388
Other	8,475	8,387
	631,197	595,735

Total Assets	$9,205,872	$8,719,104

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2025	September 30, 2025
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 95,017,438 Shares and 90,379,095 Shares, Respectively	$95,017	$90,379
Paid in Capital	1,382,593	1,050,918
Earnings Reinvested in the Business	2,143,340	2,012,529
Accumulated Other Comprehensive Loss	(32,990)	(59,222)
Total Comprehensive Shareholders’ Equity	3,587,960	3,094,604
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,083,892	2,382,861
Total Capitalization	5,671,852	5,477,465

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	90,000	150,200
Current Portion of Long-Term Debt	600,000	300,000
Accounts Payable	141,674	184,046
Amounts Payable to Customers	476	968
Dividends Payable	50,834	48,353
Interest Payable on Long-Term Debt	34,644	14,393
Customer Advances	17,108	17,188
Customer Security Deposits	29,875	29,853
Other Accruals and Current Liabilities	209,202	174,689
Fair Value of Derivative Financial Instruments	155	6,074
	1,173,968	925,764

Other Liabilities
Deferred Income Taxes	1,274,254	1,225,262
Taxes Refundable to Customers	304,370	306,335
Cost of Removal Regulatory Liability	311,971	307,659
Other Regulatory Liabilities	120,230	121,944
Other Post-Retirement Liabilities	3,731	5,252
Asset Retirement Obligations	234,405	236,787
Other Liabilities	111,091	112,636
	2,360,052	2,315,875
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$9,205,872	$8,719,104

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(Thousands of U.S. Dollars)	2025	2024
OPERATING ACTIVITIES
Net Income Available for Common Stock	$181,645	$44,986
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Assets	—	141,802
Depreciation, Depletion and Amortization	122,025	109,370
Deferred Income Taxes	34,277	(5,385)
Stock-Based Compensation	4,094	4,705
Other	7,701	7,146
Change in:
Receivables and Unbilled Revenue	(138,565)	(115,165)
Gas Stored Underground and Materials and Supplies	15,173	10,180
Unrecovered Purchased Gas Costs	(14,954)	—
Other Current Assets	18,581	8,814
Accounts Payable	21,412	9,703
Amounts Payable to Customers	(492)	(133)
Customer Advances	(80)	(4,078)
Customer Security Deposits	22	(174)
Other Accruals and Current Liabilities	37,561	21,266
Other Assets	(5,085)	(3,892)
Other Liabilities	(8,394)	(9,057)
Net Cash Provided by Operating Activities	274,921	220,088

INVESTING ACTIVITIES
Capital Expenditures	(277,631)	(240,427)
Other	(1,255)	5,878
Net Cash Used in Investing Activities	(278,886)	(234,549)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	(60,200)	109,300
Shares Repurchased Under Repurchase Plan	—	(33,524)
Dividends Paid on Common Stock	(48,353)	(46,872)
Net Proceeds from Common Stock Sale	347,106	—
Net Repurchases of Common Stock Under Stock and Benefit Plans	(6,356)	(3,971)
Net Cash Provided by Financing Activities	232,197	24,933
Net Increase in Cash and Cash Equivalents	228,232	10,472
Cash and Cash Equivalents at October 1	43,166	38,222
Cash and Cash Equivalents at December 31	$271,398	$48,694

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$70,359	$71,616
Non-Cash Financing Activities:
Non-Cash Accrued Placement Fees from Common Stock Sale	$8,531	$—
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

Reclassifications. As reported in the Company's 2025 Form 10-K, during the quarter ended September 30, 2025, the segment reporting structure was modified to merge the Exploration and Production segment and Gathering segment into one reportable segment called Integrated Upstream and Gathering. As a result, revenue and operation and maintenance expense line items on the consolidated statements of income in prior periods have been reclassified to conform to the current year presentation. Additional discussion is provided at Note 9 — Business Segment Information.

Earnings for Interim Periods.  The Company, in its opinion, has included all adjustments (which consist of only normally recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2025, 2024 and 2023 that are included in the Company's 2025 Form 10-K.  The consolidated financial statements for the year ended September 30, 2026 will be audited by the Company's independent registered public accounting firm after the end of the fiscal year.

    The earnings for the three months ended December 31, 2025 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2026.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 – Business Segment Information.

Consolidated Statements of Cash Flows.  The Statement of Cash Flows for the three months ended December 31, 2025 and the three months ended December 31, 2024 reconciles the net increase in cash and cash equivalents, which consists solely of cash and temporary cash investments for the periods presented. The Company did not have any restricted cash at December 31, 2025, October 1, 2025, December 31, 2024 or October 1, 2024. The Company considers all highly liquid debt instruments purchased with a maturity date of generally three months or less to be equivalents.

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

Table of Content
    Activity in the allowance for uncollectible accounts for the three months ended December 31, 2025 and 2024 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Written-Off	Balance at End of Period
Three Months Ended December 31, 2025
Allowance for Uncollectible Accounts	$17,099	$5,214	$121	$(4,930)	$17,504
Three Months Ended December 31, 2024
Allowance for Uncollectible Accounts	$26,194	$4,605	$107	$(2,522)	$28,384

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year as storage quantities are withdrawn and increases in the third and fourth quarters as storage quantities are replenished.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $2.8 million at December 31, 2025, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Integrated Upstream and Gathering segment, upstream property acquisition, exploration and development costs are accounted for under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center. The Company's capitalized costs relating to exploration and production activities, net of accumulated depreciation, depletion and amortization, were $2.51 billion and $2.46 billion at December 31, 2025 and September 30, 2025, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. Such costs amounted to $105.7 million and $112.4 million at December 31, 2025 and September 30, 2025, respectively. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying commodity pricing (as adjusted for hedging) to estimated future production of proved reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The commodity prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of first day of the month commodity price for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At December 31, 2025, the ceiling exceeded the book value of the exploration and production properties by approximately $1.3 billion. The book value of the exploration and production properties exceeded the ceiling at December 31, 2024. As such, the Company recognized a non-cash, pre-tax ceiling test impairment charge in the Integrated Upstream and Gathering segment of $108.3 million for the quarter ended December 31, 2024. A deferred income tax benefit of $29.2 million related to the non-cash impairment charge was also recognized for the quarter ended December 31, 2024. In adjusting estimated future net cash flows for hedging under the ceiling test at December 31, 2025, estimated future net cash flows were increased by $170.7 million.

    The Integrated Upstream and Gathering segment also has items of property, plant and equipment that are accounted for outside of the provisions of the full cost method of accounting, including water disposal assets used in its upstream operations as well as gathering lines and compressor stations associated with its gathering operations, all of which are recorded at

Table of Content
historical cost. As discussed in Note 4 – Fair Value Measurements, an impairment charge related to certain water disposal assets was recorded in the Integrated Upstream and Gathering segment at December 31, 2024.

    The principal assets of the Utility and Pipeline and Storage segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility and Pipeline and Storage segments at December 31, 2025.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) and changes for the three months ended December 31, 2025 and 2024, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended December 31, 2025
Balance at October 1, 2025	$19,950	$(79,172)	$(59,222)
Other Comprehensive Gains and Losses Before Reclassifications	35,952	—	35,952
Amounts Reclassified From Other Comprehensive Loss	(9,720)	—	(9,720)
Balance at December 31, 2025	$46,182	$(79,172)	$(32,990)
Three Months Ended December 31, 2024
Balance at October 1, 2024	$55,799	$(71,275)	$(15,476)
Other Comprehensive Gains and Losses Before Reclassifications	(39,113)	—	(39,113)
Amounts Reclassified From Other Comprehensive Loss	(21,564)	—	(21,564)
Balance at December 31, 2024	$(4,878)	$(71,275)	$(76,153)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss).  The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the three months ended December 31, 2025 and 2024 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended December 31,
	2025	2024
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$13,395	$29,729	Operating Revenues
Foreign Currency Contracts	(121)	(225)	Operating Revenues
	13,274	29,504	Total Before Income Tax
	(3,554)	(7,940)	Income Tax Expense
	$9,720	$21,564	Net of Tax

Table of Content
Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At December 31, 2025	At September 30, 2025

Prepayments	$13,854	$16,477
Prepaid Property and Other Taxes	13,855	13,920
Federal Income Taxes Receivable	—	14,511
State Income Taxes Receivable	—	489
Regulatory Assets	34,388	35,362
	$62,097	$80,759

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At December 31, 2025	At September 30, 2025

Accrued Capital Expenditures	$47,178	$45,932
Regulatory Liabilities	26,367	20,624
Reserve for Gas Replacement	2,799	—
Liability for Royalty and Working Interests	36,608	28,076
Federal Income Taxes Payable	5,384	—
State Income Taxes Payable	4,676	—
Pennsylvania Impact Fee	19,955	14,923
Non-Qualified Benefit Plan Liability	11,567	11,567
Other	54,668	53,567
	$209,202	$174,689

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were restricted stock units and performance shares. For the quarter ended December 31, 2025, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 30 securities and four securities excluded as being antidilutive for the quarters ended December 31, 2025 and December 31, 2024, respectively.

Share Repurchases. The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law. The repurchases are accounted for on the date the share repurchase is traded as an adjustment to common stock (at par value) with the excess repurchase price allocated between paid in capital and retained earnings.

Stock-Based Compensation.  The Company granted 137,995 performance shares during the quarter ended December 31, 2025. The weighted average fair value of such performance shares was $62.07 per share for the quarter ended December 31, 2025. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the quarter ended December 31, 2025 include awards that must meet a performance goal related to relative total shareholder return over a three-year performance cycle ("TSR Performance Shares"). The performance goal related to the TSR Performance Shares over the three-year performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of other companies in a group selected by the

Table of Content
Compensation Committee ("Report Group").  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these TSR Performance Shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR Performance Shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR Performance Shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

    The Company granted 128,755 restricted stock units during the quarter ended December 31, 2025.  The weighted average fair value of such restricted stock units was $77.75 per share for the quarter ended December 31, 2025.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award. The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.

Note 2 – Pending Acquisition

    On October 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC (“CenterPoint Ohio”) for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas. Closing is expected to occur in the fourth quarter of calendar 2026, pending completion of a notice filing and review with the PUCO, Hart-Scott-Rodino review, and other customary closing conditions. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller at closing. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. Permanent financing, inclusive of the amount to repay the promissory note, will consist of long-term debt and common equity, along with expected future free cash flow. In that regard, on December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.6 million.

    In connection with its entry into the Purchase Agreement, the Company entered into a senior unsecured bridge loan facility commitment letter supported by The Toronto-Dominion Bank (“TD Bank”), New York Branch and Wells Fargo Bank, National Association (together with TD Bank, the “Commitment Parties”), as well as a 364-day term loan facility commitment letter supported by the Commitment Parties and additional banks, all of which are lenders under the Company’s primary credit facility. The combination of both facilities fully supports any portion of the purchase price that has not been permanently financed.

Table of Content
Note 3 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the three months ended December 31, 2025 and 2024, presented by type of service from each reportable segment. As reported in the Company's 2025 Form 10-K, the segment reporting structure was modified to merge the Exploration and Production segment and Gathering segment into one reportable segment called Integrated Upstream and Gathering. Prior year disaggregation of revenue information shown below has been restated to reflect this change in presentation.

Quarter Ended December 31, 2025 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$302,460	$—	$—	$302,460	$—	$—	$302,460
Production of Crude Oil	292	—	—	292	—	—	292
Natural Gas Processing	164	—	—	164	—	—	164
Natural Gas Gathering Service	2,767	—	—	2,767	—	—	2,767
Natural Gas Transportation Service	—	81,008	32,618	113,626	—	(26,757)	86,869
Natural Gas Storage Service	—	25,137	—	25,137	—	(10,715)	14,422
Natural Gas Residential Sales	—	—	198,008	198,008	—	—	198,008
Natural Gas Commercial Sales	—	—	27,877	27,877	—	—	27,877
Natural Gas Industrial Sales	—	—	1,409	1,409	—	(1)	1,408
Other	4,145	756	(1,024)	3,877	—	(281)	3,596
Total Revenues from Contracts with Customers	309,828	106,901	258,888	675,617	—	(37,754)	637,863
Alternative Revenue Programs	—	—	249	249	—	—	249
Derivative Financial Instruments	13,395	—	—	13,395	—	—	13,395
Total Revenues	$323,223	$106,901	$259,137	$689,261	$—	$(37,754)	$651,507

Quarter Ended December 31, 2024 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$217,458	$—	$—	$217,458	$—	$—	$217,458
Production of Crude Oil	515	—	—	515	—	—	515
Natural Gas Processing	275	—	—	275	—	—	275
Natural Gas Gathering Service	3,448	—	—	3,448	—	—	3,448
Natural Gas Transportation Service	—	81,204	26,921	108,125	—	(27,181)	80,944
Natural Gas Storage Service	—	24,993	—	24,993	—	(10,504)	14,489
Natural Gas Residential Sales	—	—	156,350	156,350	—	—	156,350
Natural Gas Commercial Sales	—	—	22,243	22,243	—	—	22,243
Natural Gas Industrial Sales	—	—	1,338	1,338	—	(1)	1,337
Other	883	415	15,740	17,038	—	(261)	16,777
Total Revenues from Contracts with Customers	222,579	106,612	222,592	551,783	—	(37,947)	513,836
Alternative Revenue Programs	—	—	5,917	5,917	—	—	5,917
Derivative Financial Instruments	29,729	—	—	29,729	—	—	29,729
Total Revenues	$252,308	$106,612	$228,509	$587,429	$—	$(37,947)	$549,482

Table of Content
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

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $174.8 million for the remainder of fiscal 2026; $218.7 million for fiscal 2027; $164.2 million for fiscal 2028; $130.8 million for fiscal 2029; $123.8 million for fiscal 2030; and $540.0 million thereafter.

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

    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of December 31, 2025 and September 30, 2025. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of December 31, 2025
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$260,901	$—	$—	$—	$260,901
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	84,228	—	(32,868)	51,360
Over the Counter No Cost Collars – Gas	—	26,413	—	(8,154)	18,259
Foreign Currency Contracts	—	184	—	(439)	(255)
Other Investments:
Balanced Equity Mutual Fund	14,183	—	—	—	14,183
Fixed Income Mutual Fund	10,203	—	—	—	10,203
Total	$285,287	$110,825	$—	$(41,461)	$354,651

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$32,868	$—	$(32,868)	$—
Over the Counter No Cost Collars – Gas	—	8,154	—	(8,154)	—
Foreign Currency Contracts	—	594	—	(439)	155
Total	$—	$41,616	$—	$(41,461)	$155
Total Net Assets/(Liabilities)	$285,287	$69,209	$—	$—	$354,496

Table of Content

Recurring Fair Value Measures	At fair value as of September 30, 2025
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$30,551	$—	$—	$—	$30,551
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	62,190	—	(33,615)	28,575
Over the Counter No Cost Collars – Gas	—	24,149	—	(12,805)	11,344
Foreign Currency Contracts	—	144	—	(675)	(531)
Other Investments:
Balanced Equity Mutual Fund	13,786	—	—	—	13,786
Fixed Income Mutual Fund	10,082	—	—	—	10,082
Total	$54,419	$86,483	$—	$(47,095)	$93,807

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$34,169	$—	$(33,615)	$554
Over the Counter No Cost Collars – Gas	—	18,036	—	(12,805)	5,231
Foreign Currency Contracts	—	893	—	(675)	218
Total	$—	$53,098	$—	$(47,095)	$6,003
Total Net Assets/(Liabilities)	$54,419	$33,385	$—	$—	$87,804

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

    The following table presents impairments of assets associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy as of December 31, 2025 and 2024 (in thousands):

				Impairments
Nonrecurring Fair Value Measures				Quarter Ended December 31,
	Segment	Date of Measurement	Fair Value	2025	2024
Impairment of Assets:
Water Disposal Assets	Integrated Upstream and Gathering	December 31, 2024	$12,880	$—	$33,453

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

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at December 31, 2025 and September 30, 2025 include natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s Integrated Upstream and Gathering segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2025, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

	December 31, 2025		September 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,683,892	$2,695,409	$2,682,861	$2,696,145

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

Other Financial Instruments.  Any temporary cash investments, notes payable to banks and commercial paper are stated at cost. Temporary cash investments are considered Level 1, while notes payable to banks and commercial paper are considered to be Level 2.  Given the short-term nature of the notes payable to banks and commercial paper, the Company believes cost is a reasonable approximation of fair value.

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At December 31, 2025	At September 30, 2025

Life Insurance Contracts	$44,576	$44,478
Equity Mutual Fund	14,183	13,786
Fixed Income Mutual Fund	10,203	10,082
	$68,962	$68,346

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

Derivative Financial Instruments.  The Company uses derivative financial instruments to manage commodity price risk in the Integrated Upstream and Gathering segment. The Company enters into over-the-counter no cost collar and swap agreements for natural gas to manage the price risk associated with forecasted sales of natural gas. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Integrated Upstream and Gathering segment. These instruments are accounted for as cash flow hedges. The duration of the Company’s cash flow hedges and foreign currency forward contracts do not typically exceed 5 years.

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at December 31, 2025 and September 30, 2025.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

Table of Content

    As of December 31, 2025, the Company had 403.1 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.

    As of December 31, 2025, the Company was hedging a total of $41.0 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of December 31, 2025, the Company had $46.2 million of net hedging gains after taxes included in the accumulated other comprehensive income (loss) balance. Of this amount, it is expected that $45.9 million of unrealized gains after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended December 31, 2025 and 2024 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended December 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				December 31,
	2025	2024		2025	2024
Commodity Contracts	$48,880	$(51,909)	Operating Revenue	$13,395	$29,729
Foreign Currency Contracts	218	(1,607)	Operating Revenue	(121)	(225)
Total	$49,098	$(53,516)		$13,274	$29,504

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with seventeen counterparties of which sixteen are in a net gain position. On average, the Company had $4.3 million of credit exposure per counterparty in a gain position at December 31, 2025. The maximum credit exposure per counterparty in a gain position at December 31, 2025 was $10.8 million. As of December 31, 2025, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    Certain counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit that could be extended to the Company when it is in a derivative financial liability position would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required. At December 31, 2025, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $0.2 million according to the Company's internal model (discussed in Note 4 – Fair Value Measurements), and no hedging collateral deposits were required to be posted by the Company at December 31, 2025. Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.

Table of Content
    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 6 – Income Taxes

    The effective tax rates for the quarters ended December 31, 2025 and December 31, 2024 were 24.6% and 19.9%, respectively. The increase in the quarterly effective income tax rate was primarily driven by the impact of the impairments of exploration and production properties under the ceiling test and other operational assets recorded during the quarter ended December 31, 2024, which resulted in a smaller income tax expense on income before income taxes during the quarter ended December 31, 2024.

Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands)
Balance at October 1, 2025	90,379	$90,379	$1,050,918	$2,012,529	$(59,222)
Net Income Available for Common Stock				181,645
Dividends Declared on Common Stock ($0.535 Per Share)				(50,834)
Other Comprehensive Income, Net of Tax					26,232
Share-Based Payment Expense (1)			3,427
Common Stock Issued from Sale of Common Stock	4,403	4,403	334,173
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	235	235	(5,925)
Balance at December 31, 2025	95,017	$95,017	$1,382,593	$2,143,340	$(32,990)

Balance at October 1, 2024	91,006	$91,006	$1,045,487	$1,727,326	$(15,476)
Net Income Available for Common Stock				44,986
Dividends Declared on Common Stock ($0.515 Per Share)				(46,671)
Other Comprehensive Loss, Net of Tax					(60,677)
Share-Based Payment Expense (1)			4,090
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	156	156	(3,511)
Share Repurchases Under Repurchase Plan	(549)	$(549)	$(6,361)	$(26,993)
Balance at December 31, 2024	90,613	$90,613	$1,039,705	$1,698,648	$(76,153)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Table of Content
Common Stock.  Common stock share activity during the three months ended December 31, 2025 consisted of the following items:

Three Months Ended December 31, 2025
Vesting of Restricted Stock Units	138,643
Vesting of Performance Shares	167,241
Issuance of Common Stock Pursuant to the Company's Non-Employee Director Equity Compensation Plan and Deferred Compensation Plan for Directors and Officers	7,368
Shares Tendered to Pay Withholding Taxes on Stock-Based Compensation Awards (1)	(77,422)
Common Stock Issued Under Stock and Benefit Plans	235,830
Common Stock Issued from Sale of Common Stock	4,402,513
Total Common Stock Issued During the Three Months Ended December 31, 2025	4,638,343
(1)    The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

    On December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.6 million. The proceeds of this issuance were used for general corporate purposes, including to fund a portion of the purchase price of the Company's previously announced acquisition of CenterPoint Energy Resources Corp.'s Ohio regulated gas utility business. Refer to Note 2 – Pending Acquisition for further discussion.

Current Portion of Long-Term Debt. The Current Portion of Long-Term Debt at December 31, 2025 consisted of a $300.0 million long-term delayed draw term loan scheduled to mature in February 2026 that was repaid in January 2026 and $300.0 million of 5.50% notes with a maturity date in October 2026. The Current Portion of Long-Term Debt at September 30, 2025 consisted of the aforementioned $300.0 million long-term delayed draw term loan with a maturity date in February 2026.

Delayed Draw Term Loan. On February 14, 2024, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with six lenders, all of which are lenders under the Credit Agreement. As of January 22, 2026, the Company repaid the $300.0 million drawn under the Term Loan Agreement and the agreement was therefore terminated. The Term Loan Agreement provided a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company had the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. Borrowings under the Term Loan Agreement bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%.

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

    At December 31, 2025, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $2.9 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at December 31, 2025. The Company has a regulatory liability of $1.5 million related to environmental clean-up costs at December 31, 2025 and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

Table of Content
course of business could have a material effect on earnings and cash flows in the period in which they are resolved, an estimate of the possible loss or range of loss, if any, cannot be made at this time.

Note 9 – Business Segment Information

    The Company reports financial results for three segments: Integrated Upstream and Gathering, Pipeline and Storage, and Utility. The division of the Company’s operations into reportable segments is based on a combination of factors including differences in products and services as well as regulatory environments. As reported in the Company's 2025 Form 10-K, the segment reporting structure was modified to merge the Exploration and Production segment and Gathering segment into one reportable segment called Integrated Upstream and Gathering. Prior year segment information shown below has been recast to reflect this change in presentation. The Company's Chief Executive Officer, its Chief Operating Decision Maker (CODM), evaluates segment performance primarily using earnings attributable to the Company. External reporting is consistent with the internal financial reports used by the CODM to regularly assess performance of the business, make operating decisions and allocate resources.

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

    The Pipeline and Storage segment operations are regulated by the FERC for both Supply Corporation and Empire. Supply Corporation transports and stores natural gas for utilities (including Distribution Corporation), natural gas marketers, exploration and production companies (including Seneca) and pipeline companies serving northeastern United States markets. Empire transports and stores natural gas for major industrial companies, utilities (including Distribution Corporation) and power producers in New York State. Empire also transports natural gas for utilities (including Distribution Corporation), natural gas marketers and exploration and production companies (including Seneca) from producing areas in Pennsylvania to markets in New York and to interstate pipeline delivery points with access to additional markets in the northeastern United States and Canada.

    The Utility segment operations are regulated by the NYPSC and the PaPUC and are carried out by Distribution Corporation. Distribution Corporation sells natural gas to retail customers and provides natural gas transportation services in western New York and northwestern Pennsylvania.

    The data presented in the tables below reflects financial information for the segments and reconciles to consolidated amounts.  As stated in the 2025 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, when applicable.  If discontinued operations are not applicable, the Company evaluates performance based on net income.  There have been no changes in the basis of segmentation or in the basis of measuring segment profit or loss from those used in the Company’s 2025 Form 10-K.  A listing of segment assets at December 31, 2025 and December 31, 2024 is shown in the tables below.

Table of Content

	Three Months Ended December 31, 2025
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$323,223	$69,237	$259,047	$651,507	$—	$—	$651,507
Intersegment Revenues	—	37,664	90	37,754	—	(37,754)	—
Total Revenues	323,223	106,901	259,137	689,261	—	(37,754)	651,507
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	19,406	—	—	19,406	—	(63)	19,343
Lease Operating Expense	16,826	—	—	16,826	—	(789)	16,037
Gathering Operation and Maintenance Expense	10,388	—	—	10,388	—	(69)	10,319
All Other Operation and Maintenance Expense	3,378	27,263	60,997	91,638	—	5,652	97,290
Purchased Gas Expense(2)	—	—	122,285	122,285	—	(36,679)	85,606
Depreciation, Depletion and Amortization Expense(2)	84,263	19,102	18,479	121,844	—	181	122,025
Impairment of Assets (Significant Non-Cash Item)(2)	—	—	—	—	—	—	—
Interest Expense(2)	16,133	11,801	11,606	39,540	136	3,698	43,374
Interest Income	(193)	(964)	(1,039)	(2,196)	(10)	(571)	(2,777)
Income Tax Expense (Benefit)(2)	44,111	10,366	7,335	61,812	(37)	(2,438)	59,337
Other Expense (Income) Items(3)	4,864	8,114	5,384	18,362	33	913	19,308
Segment Profit: Net Income (Loss)	$124,047	$31,219	$34,090	$189,356	$(122)	$(7,589)	$181,645

Expenditures for Additions to Long-Lived Assets	$141,849	$37,602	$43,094	$222,545	$—	$176	$222,721

	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Segment Assets:
At December 31, 2025	$3,925,191	$2,504,541	$2,645,957	$9,075,689	$8,565	$121,618	$9,205,872
At September 30, 2025	$3,701,646	$2,412,747	$2,534,289	$8,648,682	$8,704	$61,718	$8,719,104

	Three Months Ended December 31, 2024
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$252,308	$68,750	$228,424	$549,482	$—	$—	$549,482
Intersegment Revenues	—	37,862	85	37,947	—	(37,947)	—
Total Revenues	252,308	106,612	228,509	587,429	—	(37,947)	549,482
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	19,326	—	—	19,326	—	(59)	19,267
Lease Operating Expense	10,651	—	—	10,651	—	(1,587)	9,064
Gathering Operation and Maintenance Expense	6,735	—	—	6,735	—	(65)	6,670
All Other Operation and Maintenance Expense	3,867	27,034	56,260	87,161	—	2,564	89,725
Purchased Gas Expense(2)	—	—	101,473	101,473	—	(36,136)	65,337
Depreciation, Depletion and Amortization Expense(2)	73,819	18,585	16,827	109,231	—	139	109,370
Impairment of Assets (Significant Non-Cash Item)(2)	141,802	—	—	141,802	—	—	141,802
Interest Expense(2)	19,410	11,729	10,716	41,855	116	(4,228)	37,743
Interest Income	(679)	(2,006)	(648)	(3,333)	—	1,650	(1,683)
Income Tax Expense (Benefit)(2)	(6,451)	11,177	7,022	11,748	(59)	(507)	11,182
Other Expense (Income) Items(3)	3,460	7,639	4,360	15,459	136	424	16,019
Segment Profit: Net Income (Loss)	$(19,632)	$32,454	$32,499	$45,321	$(193)	$(142)	$44,986

Expenditures for Additions to Long-Lived Assets	$135,629	$19,792	$36,430	$191,851	$—	$204	$192,055

(1)All Revenue from External Customers originated in the United States.
(2)The Company considers this line to be a significant expense.
(3)Consists of Property, Franchise and Other Taxes, Non-Service Pension and Post-Retirement Benefits Costs (Credits), Other (Income) Deductions, and Purchased Gas Expense for the Pipeline and Storage Segment.
(4)Corporate and All Other categories primarily represent other non-segment business activities and eliminating entries.

Table of Content
Note 10 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended December 31,	2025	2024	2025	2024

Service Cost	$861	$1,023	$105	$130
Interest Cost	8,944	9,223	3,836	3,625
Expected Return on Plan Assets	(14,710)	(14,647)	(7,374)	(6,536)
Amortization of Prior Service Cost (Credit)	63	76	(65)	(107)
Amortization of (Gains) Losses	2,421	1,620	152	9
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(98)	(165)	(148)	(727)

Net Periodic Benefit Cost (Income)	$(2,519)	$(2,870)	$(3,494)	$(3,606)

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

Employer Contributions.    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the three months ended December 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2026. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the three months ended December 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2026.

Note 11 – Regulatory Matters

New York Jurisdiction

    Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on December 19, 2024 with rates effective January 1, 2025 (“2024 Rate Order”). The 2024 Rate Order authorizes a three-year rate plan effective October 1, 2024, with a make-whole provision allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. It also reflects a return on equity of 9.7% and authorized a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. These revenue requirement increases are being reflected in customer bills on a levelized basis over the three-year rate plan. The revenue requirement for each year of the three-year plan has been reduced by $14 million for actuarial projections of income that is expected to be recognized for qualified pension and other post-retirement benefits. Qualified pension and other post-retirement benefit income or costs are matched with amounts included in revenue resulting in zero impact to earnings. The 2024 Rate Order approves the continuation of several ratemaking mechanisms, including revenue decoupling and WNA, and establishes a number of new cost trackers and regulatory deferrals. It also includes an earnings sharing mechanism, gas safety and customer service performance metrics (including maintaining the Company’s leak prone pipe replacement program), and provisions that will facilitate achievement of the emissions reduction goals of the CLCPA.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC in an order issued on June 15, 2023 with rates effective August 1, 2023 (“2023 Rate Order”). The 2023 Rate Order provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million and authorized a new weather normalization adjustment mechanism. On January 28, 2026, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make

Table of Content
permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit (Rider I) to refund $7.2 million for customer bill relief.  The filing will be suspended for seven months by operation of law unless directed otherwise by the PaPUC.

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the quarter ended December 31, 2025, Distribution Corporation recovered $1.1 million from customers. The DSIC will be reset to zero when new base rates become effective as a result of the Company's recent rate filing.

FERC Jurisdiction

    Supply Corporation’s rate settlement was approved June 11, 2024, with rates effective February 1, 2024, and provides that Supply Corporation may make a rate filing for new rates to be effective at any time. As well, any party can make a filing under NGA Section 5. Supply Corporation has no rate case currently on file.

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

    The Company is a diversified energy company engaged principally in the production, gathering, transportation, storage and distribution of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being utilized for, and benefiting from, the production and transportation of natural gas from the Appalachian Basin. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian Basin to markets in the eastern United States and Canada. The Company's efforts in this regard are not limited to affiliated projects. The Company has also been designing and building pipeline projects for the transportation of natural gas for non-affiliated natural gas customers in the Appalachian Basin. In addition to expansion projects, the Company continues to focus on the ongoing modernization of its regulated Pipeline and Storage and Utility assets. The Company reports financial results for three business segments. For a discussion of the Company's earnings, refer to the Results of Operations section below.

    The Company has continued to pursue development projects to expand its Pipeline and Storage segment. One project on Supply Corporation’s system, referred to as the Tioga Pathway Project, is an expansion and modernization project in northwest Tioga County, Pennsylvania. On May 5, 2025, FERC issued the Section 7(b)/7(c) certificate for the project and on January 8, 2026, FERC issued the Notice to Proceed with Construction. Construction on the Tioga Pathway Project is expected to commence in February 2026. This project has a target in-service date in late calendar 2026.

    Supply Corporation has also announced that it expects to serve as the transporter of natural gas supplies to the Shippingport Power Station, a natural gas power generation facility under development in Beaver County, Pennsylvania. The project obtained FERC authorization under the Commission’s prior notice regulations on November 7, 2025. The Tioga Pathway Project and the Shippingport Lateral Project are both discussed in more detail in the Capital Resources and Liquidity section that follows.

    From a rate perspective, Distribution Corporation, in its New York jurisdiction, reached a settlement with the parties to its rate case proceeding. On December 19, 2024, the NYPSC issued an order approving the settlement. The settlement, effective January 1, 2025, established a three-year rate plan that reflects a return on equity of 9.7% and authorized a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026,

Table of Content
and an additional revenue requirement increase of $12.7 million in fiscal 2027. The settlement also included standard make-whole language allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. In Distribution Corporation's Pennsylvania jurisdiction, Distribution Corporation made a filing with the PaPUC on January 28, 2026 seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit to refund $7.2 million for customer bill relief. In addition, on March 17, 2025, FERC approved an amendment to Empire's 2019 rate case settlement. This settlement amendment is estimated to decrease Empire's revenues on a yearly basis by approximately $0.5 million. For further discussion of these and other rate matters, refer to the Rate Matters section below.

    On October 20, 2025, the Company entered into the Purchase Agreement with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of CenterPoint Ohio for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas. Closing is expected to occur in the fourth quarter of calendar 2026, pending completion of a notice filing and review with the PUCO, Hart-Scott-Rodino review, and other customary closing conditions. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller at closing. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. Permanent financing, inclusive of the amount to repay the promissory note, will consist of long-term debt and common equity, along with expected future free cash flow. In that regard, on December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.6 million.

    In connection with its entry into the Purchase Agreement, the Company entered into a senior unsecured bridge loan facility commitment letter supported by the Commitment Parties, as well as a 364-day term loan facility commitment letter supported by the Commitment Parties and additional banks, all of which are lenders under the Company’s primary credit facility. The combination of both facilities fully supports any portion of the purchase price that has not been permanently financed.

    As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its exploration and production properties and that book value is subject to a quarterly ceiling test. The Company recorded a non-cash impairment charge under the ceiling test during the quarter ended December 31, 2024 of $108.3 million ($79.1 million after-tax). At December 31, 2025, the ceiling exceeded the book value of the exploration and production properties, and thus, did not result in an impairment charge in the quarter ended December 31, 2025. Please refer to the Critical Accounting Estimates section below for more details on this matter and a sensitivity analysis concerning commodity price changes.

    The Company expects to use cash from operations, equity proceeds, and short-term and/or long-term borrowings, as needed, to meet its financing needs for the remainder of fiscal 2026, including the repayment of a $300.0 million delayed draw term loan scheduled to mature in February 2026 that was repaid in January 2026 and any potential funding for the CenterPoint Ohio acquisition. The Company continues to evaluate these financing needs and options to meet them. Given the current economic conditions, which include continued inflationary pressures, volatile interest rates and the ongoing impacts of federal policy changes, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs.

CRITICAL ACCOUNTING ESTIMATES

    For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2025 Form 10-K. There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Exploration and Development Costs.  The Company, in its Integrated Upstream and Gathering segment, follows the full cost method of accounting for determining the book value of its exploration and production properties.  In accordance with the full

Table of Content
cost methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's exploration and production reserves based on an unweighted arithmetic average of first day of the month commodity prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s exploration and production properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor. If the book value of the exploration and production properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of such properties to the calculated ceiling. At December 31, 2025, the ceiling exceeded the book value of the exploration and production properties by approximately $1.3 billion (after-tax). The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended December 31, 2025, based on the quoted Henry Hub spot price for natural gas, was $3.39 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for the twelve months ended December 31, 2025. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.) In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices in the twelve-month period used at December 31, 2025 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company's exploration and production properties by approximately $953.5 million (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

    It is difficult to predict what factors could lead to future non-cash impairments under the SEC's full cost ceiling test. Fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves and significant fluctuations in natural gas prices have an impact on the amount of the ceiling at any point in time. For a more complete discussion of the full cost method of accounting, refer to "Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2025 Form 10-K.

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $181.6 million for the quarter ended December 31, 2025 compared to earnings of $45.0 million for the quarter ended December 31, 2024. The increase in earnings of $136.6 million is primarily the result of current year earnings recognized in the Integrated Upstream and Gathering segment compared to a prior year loss combined with higher earnings in the Utility segment. A higher loss in the Corporate category and lower earnings in the Pipeline and Storage segment partially offset these increases. The Company's earnings for the quarter ended December 31, 2024 included non-cash impairment charges of $141.8 million ($103.6 million after-tax) in the Integrated Upstream and Gathering segment, consisting mostly of ceiling test impairment charges of $108.3 million ($79.1 million after-tax). The remaining charges are related to the impairment of certain water disposal assets. Note that all amounts used in earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended December 31,
(Thousands)	2025	2024	Increase (Decrease)
Integrated Upstream and Gathering	$124,047	$(19,632)	$143,679
Pipeline and Storage	31,219	32,454	(1,235)
Utility	34,090	32,499	1,591
Total Reportable Segments	189,356	45,321	144,035
All Other	(122)	(193)	71
Corporate	(7,589)	(142)	(7,447)
Total Consolidated	$181,645	$44,986	$136,659

Table of Content
Integrated Upstream and Gathering

Integrated Upstream and Gathering Operating Revenues

	Three Months Ended December 31,
(Thousands)	2025	2024	Increase (Decrease)
Gas Produced in Appalachia (after Hedging)	$315,855	$247,187	$68,668
Gathering	2,767	3,448	(681)
Other	4,601	1,673	2,928
	$323,223	$252,308	$70,915

Production Volumes

	Three Months Ended December 31,
	2025	2024	Increase (Decrease)
Gas Production (MMcf)	109,181	97,717	11,464

Average Prices

	Three Months Ended December 31,
	2025	2024	Increase (Decrease)
Average Gas Price/Mcf
Weighted Average	$2.77	$2.23	$0.54
Weighted Average After Hedging	$2.89	$2.53	$0.36

2025 Compared with 2024

    Operating revenues for the Integrated Upstream and Gathering segment increased $70.9 million for the quarter ended December 31, 2025 as compared with the quarter ended December 31, 2024. Gas production revenue after hedging increased $68.7 million due to the impact of a $0.36 per Mcf increase in the weighted average price of natural gas after hedging, combined with a 11.5 Bcf increase in natural gas production. The increase in natural gas production was largely due to pads recently turned in line. In addition, other revenue increased $2.9 million primarily due to changes in segment reporting. The change in segment reporting is fully offset in other operating expenses. Slightly offsetting these increases, Gathering revenue decreased $0.7 million as a result of natural production declines by producers connected to the Trout Run gathering system.

    The Integrated Upstream and Gathering segment's earnings for the quarter ended December 31, 2025 were $124.0 million, an increase of $143.6 million when compared with a loss of $19.6 million for the quarter ended December 31, 2024. The $143.6 million increase can be attributed to the following factors:

Table of Content

	(Millions)
Lower non-cash impairments of assets	$103.6	(1)
Higher natural gas prices after hedging	31.3
Higher natural gas production	22.9
Lower interest expense	2.6	(2)
Higher other revenue	2.3
Earnings impact associated with remeasurement of state deferred income taxes due to ceiling test impairments	1.0	(3)
Higher depletion expense	(8.3)	(4)
Higher lease operating expenses	(4.9)	(5)
Higher other operating expenses	(2.6)	(6)
Higher income tax expense	(2.4)	(7)
Higher other tax expense	(1.3)	(8)
Other items	(0.6)
	$143.6

(1)Includes a ceiling test impairment of $79.1 million and a $24.5 million impairment of certain water disposal assets recorded during the quarter ended December 31, 2024.
(2)The decrease in interest expense is mainly attributed to lower short-term and long-term intercompany borrowings.
(3)The increase was due to a $1.0 million earnings reduction associated with the remeasurement of state deferred income taxes for the quarter ended December 31, 2024.
(4)The increase in depletion is mainly attributed to higher production.
(5)The increase in lease operating expenses was primarily the result of higher third-party gathering and transportation costs combined with higher workover and repairs and maintenance costs.
(6)The increase in other operating expenses is mainly attributed to a change in segment reporting, as well as higher gathering operation and maintenance, higher personnel costs and higher abandonment accretion expense, partially offset by higher abandonment costs recognized in fiscal 2024.
(7)The increase in income tax expense was primarily driven by an increase in state tax expense due to higher pre-tax income.
(8)The increase in other tax expense was primarily attributable to higher Impact Fees in the Appalachian region as the Company moved into a higher rate tier due to higher NYMEX pricing combined with higher well count.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended December 31,
(Thousands)	2025	2024	Increase (Decrease)
Firm Transportation	$80,885	$81,086	$(201)
Interruptible Transportation	123	118	5
	81,008	81,204	(196)
Firm Storage Service	25,137	24,993	144
Interruptible Storage Service	—	—	—
Other	756	415	341
	$106,901	$106,612	$289

Table of Content
Pipeline and Storage Throughput

	Three Months Ended December 31,
(MMcf)	2025	2024	Increase (Decrease)
Firm Transportation	214,073	202,882	11,191
Interruptible Transportation	25	62	(37)
	214,098	202,944	11,154

2025 Compared with 2024

    Operating revenues for the Pipeline and Storage segment remained relatively flat for the quarter ended December 31, 2025 as compared with the quarter ended December 31, 2024.

    Transportation volume for the quarter ended December 31, 2025 increased by 11.2 Bcf, from the quarter ended December 31, 2024. The increase in transportation volume for the quarter ended December 31, 2025 is primarily due to increased utilization resulting from colder weather. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2025 were $31.2 million, a decrease of $1.3 million when compared with earnings of $32.5 million for the quarter ended December 31, 2024. The $1.3 million decrease can be attributed to the following factors:

	(Millions)
Lower other income	$(1.2)	(1)
Other items	(0.1)
	$(1.3)

(1)The decrease in other income was primarily due to a lower average amount outstanding on intercompany short-term notes receivables and a lower weighted average interest rate on those receivables.

Utility

Utility Operating Revenues

	Three Months Ended December 31,
(Thousands)	2025	2024	Increase (Decrease)
Retail Sales Revenues:
Residential	$196,627	$171,365	$25,262
Commercial	26,606	23,212	3,394
Industrial	1,399	1,384	15
	224,632	195,961	28,671
Transportation	32,243	30,622	1,621
Other	2,262	1,926	336
	$259,137	$228,509	$30,628

Table of Content
Utility Throughput

	Three Months Ended December 31,
(MMcf)	2025	2024	Increase (Decrease)
Retail Sales:
Residential	21,841	18,476	3,365
Commercial	3,548	2,919	629
Industrial	190	199	(9)
	25,579	21,594	3,985
Transportation	19,670	16,942	2,728
	45,249	38,536	6,713

Degree Days

Three Months Ended December 31,				Percent Colder (Warmer) Than
	Normal	2025	2024	Normal(1)	Prior Year(1)
Buffalo, NY(2)	2,126	2,281	1,884	7.3%	21.1%
Erie, PA	1,894	2,121	1,697	12.0%	25.0%

(1)Percents compare actual 2025 degree days to normal degree days and actual 2025 degree days to actual 2024 degree days.
(2)Normal degree days changed in January 2025 from NOAA 30-year degree days to NOAA 15-year degree days with the implementation of new base rates in New York.

2025 Compared with 2024

    Operating revenues for the Utility segment increased $30.6 million for the quarter ended December 31, 2025 as compared with the quarter ended December 31, 2024. This increase resulted from a $28.7 million increase in retail gas sales revenue, a $1.6 million increase in transportation revenue and a $0.3 million increase in other revenue. The increase in retail gas sales revenue and transportation revenue reflects higher base delivery rates effective October 1, 2025 from the impact of the implementation of year two of Distribution Corporation's three-year rate settlement in its New York jurisdiction. Additional details regarding the base rate regulatory proceeding can be found in the Rate Matters section below. The increase in retail gas sales revenue also reflects higher revenues collected from customers for purchased gas costs resulting from a 4.0 Bcf increase in throughput mainly due to colder weather. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation's earnings are not impacted by fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers. The increase in transportation revenue also reflects a 2.7 Bcf increase in throughput due primarily to colder weather.

    The Utility segment’s earnings for the quarter ended December 31, 2025 were $34.1 million, an increase of $1.6 million when compared with earnings of $32.5 million for the quarter ended December 31, 2024. The increase can be attributed to the following factors:

	(Millions)
Impact of new base rates in New York	$2.9
Impact of higher customer usage	2.8
Impact of regulatory revenue adjustments	1.0	(1)
Higher operating expenses	(3.7)	(2)
Higher depreciation expense	(1.3)	(3)
Other items	(0.1)
	$1.6

(1)Amount primarily reflects an increase in earnings from a distribution system improvement charge (“DSIC”) modernization tracker in Pennsylvania that became effective in January 2025. For further discussion of the DSIC tracker, refer to the Rate Matters section below.

Table of Content
(2)The increase in operating expenses is largely attributable to higher personnel costs and higher uncollectible expenses.
(3)The increase in depreciation expense is attributable to higher average property, plant and equipment balances.

    The impact of weather variations on earnings in the Utility segment is mitigated by a WNA. The WNA, which covers the eight-month period from October through May, has had a stabilizing effect on customer bills and earnings for the Utility segment. For the quarter ended December 31, 2025, the WNA reduced earnings by approximately $0.8 million and $1.0 million, respectively, in the Utility segment’s New York and Pennsylvania rate jurisdictions, as the weather was colder than normal on a cycle-bill basis in both jurisdictions. For the quarter ended December 31, 2024, the WNA preserved earnings of approximately $2.0 million and $1.2 million, respectively, in the Utility segment’s New York and Pennsylvania rate jurisdictions, as the weather was warmer than normal on a cycle-bill basis in both jurisdictions.

ALL OTHER AND CORPORATE OPERATIONS

2025 Compared with 2024

    All Other and Corporate operations reported a net loss of $7.7 million for the quarter ended December 31, 2025, an increase in net loss of $7.4 million when compared with a net loss of $0.3 million for the quarter ended December 31, 2024. The increase in net loss was primarily attributable to costs associated with the Company's planned acquisition of CenterPoint Ohio ($5.9 million). Refer to Part I, Item 1 at Note 2 - Pending Acquisition for further discussion of this acquisition. Additional contributing factors to the increase in net loss were a decrease in the cash surrender value of life insurance policies ($0.9 million) and higher operating expenses ($0.9 million), primarily due to increased legal and consulting fees and outside service costs.

Other Income (Deductions)

    Net other income on the Consolidated Statements of Income was $8.2 million for the quarter ended December 31, 2025, compared to net other income of $7.7 million for the quarter ended December 31, 2024, for an increase of $0.5 million. This increase can be attributed primarily to a $1.1 million increase in interest income. Partially offsetting this increase was a $0.7 million decrease in non-service pension and post-retirement benefit income.

Other Interest Expense

    Other interest expense on the Consolidated Statement of Income increased $5.5 million for the quarter ended December 31, 2025 as compared to the quarter ended December 31, 2024. These increases are primarily due to financing costs incurred associated with the Company's acquisition of CenterPoint Ohio's natural gas utility.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary source of cash during the three-month period ended December 31, 2025 consisted of cash provided by operating activities and net proceeds from the issuance of common stock. The Company’s primary source of cash during the three-month period ended December 31, 2024 consisted of cash provided by operating activities and net proceeds from short-term borrowings.

    The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During the remainder of 2026, the Company expects to use cash provided by operating activities and short-term and long-term borrowings to fund the Company's capital expenditures. The Company has repaid the $300.0 million delayed draw term loan that was expected to mature in February 2026. Looking forward to 2027, based on current commodity prices, cash provided by operating activities is again expected to exceed capital expenditures. These cash flow projections include the impact of the CenterPoint Ohio acquisition but do not reflect the impact of other acquisitions or divestitures that may arise in the future.

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

Table of Content
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

    Cash provided by operating activities in the Integrated Upstream and Gathering segment may vary from period to period as a result of changes in the commodity prices of natural gas as well as changes in production.  The Company uses various derivative financial instruments, including price swap agreements and no cost collars, in an attempt to manage this energy commodity price risk. The pricing protection obtained from derivative financial instruments will fluctuate over time as instruments expire and are replaced with new instruments reflecting current commodity prices of natural gas.

    Net cash provided by operating activities totaled $274.9 million for the three months ended December 31, 2025, an increase of $54.8 million compared with $220.1 million provided by operating activities for the three months ended December 31, 2024. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Integrated Upstream and Gathering segment, partially offset by lower cash provided by operating activities in the Utility segment. The increase in the Integrated Upstream and Gathering segment is primarily due to higher natural gas prices and production in the Appalachian region combined with the timing of cash receipts and hedge settlements associated with that production. The decrease in the Utility segment is primarily due to higher natural gas prices and throughput combined with the timing of the associated gas cost recovery.

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $222.7 million during the three months ended December 31, 2025 and $192.1 million during the three months ended December 31, 2024.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Three Months Ended December 31,	2025		2024		Increase (Decrease)
(Millions)
Integrated Upstream and Gathering:
Capital Expenditures	$141.8	(1)	$135.6	(2)	$6.2
Pipeline and Storage:
Capital Expenditures	37.6	(1)	19.8	(2)	17.8
Utility:
Capital Expenditures	43.1	(1)	36.5	(2)	6.6
All Other:
Capital Expenditures	0.2		0.2		—
	$222.7		$192.1		$30.6

(1)At December 31, 2025, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $55.5 million, $8.1 million and $6.8 million, respectively, of non-cash capital expenditures. At September 30, 2025, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $87.9 million, $19.4 million and $18.0 million, respectively, of non-cash capital expenditures.

Table of Content
(2)At December 31, 2024, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $62.3 million, $4.4 million and $4.9 million, respectively, of non-cash capital expenditures. At September 30, 2024, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $85.0 million, $14.4 million and $20.6 million, respectively, of non-cash capital expenditures.

Integrated Upstream and Gathering

    The Integrated Upstream and Gathering segment capital expenditures for the three months ended December 31, 2025 were primarily upstream well drilling and completion expenditures in the Appalachian region, including $90.9 million spent in the Utica Shale area and $33.5 million spent in the Marcellus Shale area. These amounts included approximately $78.1 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Trout Run and Tioga gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

    The Integrated Upstream and Gathering segment capital expenditures for the three months ended December 31, 2024 were primarily upstream well drilling and completion expenditures in the Appalachian region, including $90.9 million spent in the Utica Shale area and $27.5 million spent in the Marcellus Shale area. These amounts included approximately $34.6 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Tioga gathering system. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online and system optimization, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2025 and December 31, 2024 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions. In addition, the Pipeline and Storage segment capital expenditures for the three months ended December 31, 2025 included expenditures related to Supply's Corporation's Tioga Pathway Project ($5.4 million) and Shippingpoint Lateral Project ($2.4 million).

    In addition, due to the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia, specifically in the Marcellus and Utica Shale producing areas, Supply Corporation and Empire have completed and continue to pursue expansion projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines, on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems, including projects to support regional demand for power generation to support the electric grid and data center development. Expansion and modernization projects where the Company has forecasted a significant amount of investment in preliminary survey and investigation costs and/or capital expenditures, and where a precedent agreement has been executed, are discussed below.

    Supply Corporation has designed a project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity lease, providing access to Mid-Atlantic markets (“Tioga Pathway Project”). The Tioga Pathway Project involves the construction of approximately 19 miles of new pipeline and the replacement of approximately four miles of existing pipeline on the Supply Corporation system. Supply Corporation has executed a Precedent Agreement with Seneca for 190,000 Dth per day of transportation capacity and filed a Section 7(b)/7(c) application with the FERC on August 21, 2024. FERC issued the Section 7(b)/7(c) certificate on May 5, 2025 and on January 8, 2026, FERC issued the Notice to Proceed with Construction. Construction on the Tioga Pathway Project is expected to commence in February 2026. This project has a projected in-service date of late calendar year 2026 and an estimated capital cost of approximately $101 million. As of December 31, 2025, approximately $10.5 million has been capitalized as Construction Work in Progress for this project.

    Additionally, Supply Corporation concluded an open season on February 26, 2025, and based on interest in that open season, designed a project that would allow for the transportation of 205,000 Dth per day of natural gas supplies from its existing Line N pipeline system to a new interconnection with the Shippingport Power Station, a natural gas power generation facility under development in Beaver County, Pennsylvania, which is expected to support a co-located data center (the

Table of Content
“Shippingport Lateral Project”). In order to provide this new natural gas transportation capacity, Supply Corporation expects to construct an approximately 7.5 mile pipeline lateral from its existing Line N pipeline system to a direct interconnection with the facility with the incremental capacity expected to come online in late calendar 2026 and an estimated capital cost of approximately $57 million. Supply Corporation has executed a Precedent Agreement with Shippingport Power Station, LLC, the facility developer, for 100% of the capacity for the Shippingport Lateral Project and filed an application with FERC under the Commission’s prior notice regulations on August 29, 2025. The project obtained FERC authorization on November 7, 2025. As of December 31, 2025, approximately $2.6 million has been spent on this project, including $0.1 million spent to study the project that is included in Deferred Charges on the Consolidated Balance Sheet. The remaining $2.5 million spent on the project has been capitalized as Construction Work in Progress.

Utility

    The majority of the Utility segment capital expenditures for the three months ended December 31, 2025 and December 31, 2024 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

Project Funding

    During the quarter ended December 31, 2025 and fiscal 2025, the Company has financed capital expenditures with cash from operations and short-term debt. Going forward, the Company expects to use cash from operations, equity proceeds, and short-term or long-term borrowings, as needed, to finance capital expenditures. The level of short-term and/or long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production and the associated commodity price realizations in the Integrated Upstream and Gathering segment. It will also likely depend on the timing of gas cost and base rate recovery in the Utility segment as well as the timing of base rate recovery in the Pipeline and Storage segment.

    The Company continuously evaluates capital expenditures and potential investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive natural gas properties, accelerated development of existing natural gas properties, natural gas storage and transmission facilities, natural gas generation facilities, natural gas gathering and compression facilities and the expansion of natural gas transmission line capacities, regulated utility assets and other opportunities as they may arise. The amounts are also subject to modification for opportunities involving emission reductions and/or energy transition including investments directly related to low- and no-carbon fuels. While the majority of capital expenditures in the Utility and Pipeline and Storage segments are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s business segments depends, to a large degree, upon market and regulatory conditions as well as legislative actions.

Financing Cash Flow

    Consolidated short-term debt decreased $60.2 million when comparing the balance sheet at December 31, 2025 to the balance sheet at September 30, 2025. The maximum amount of short-term debt outstanding during the three months ended December 31, 2025 was $311.0 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing items such as capital expenditures, asset purchases, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As of December 31, 2025, the Company had outstanding commercial paper of $90.0 million and did not have any short-term notes payable to banks.

    On October 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC (the “Acquired Company” or “CenterPoint Ohio”), the Seller’s Ohio natural gas local distribution company, for an aggregate purchase price of $2.62 billion, subject to customary adjustments (the “Purchase Price”), as provided in the Purchase Agreement (the “Transaction”). The Purchase Price will be paid through a combination of cash and a promissory note to be issued by the Company to the Seller at closing pursuant to a Seller Note Agreement (the “Seller Note Agreement”) between the Company, as borrower, and the Seller, as lender. The Seller Note Agreement, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will provide a $1.2 billion unsecured term loan credit facility (the “Seller Note Facility”) that matures on the last business day that is not more than 364 days from the closing of the Transaction.

Table of Content

    The borrowings under the Seller Note Facility will bear interest at a rate of 6.5% per annum. The Seller Note Agreement will contain customary representations and affirmative, negative and financial covenants, consistent with the Company’s February 2024 term loan agreement discussed below. The Seller Note Agreement will also include covenants restricting certain actions with respect to the Acquired Company. The Seller Note Agreement will contain certain specified events of default, and should an event of default occur, the lender is entitled to exercise certain remedies, including acceleration of the loan and related obligations.

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

    Subject to the conditions in the respective commitment letters, the commitments under the Term Loan Facility and the Bridge Facility (together, the “Commitments”) may be reduced by proceeds of certain additional indebtedness that may be incurred by the Company and certain equity offerings of the Company to finance the Transaction. On December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.6 million. The Company is using the net proceeds from the issuance for general corporate purposes, including to finance a portion of the Purchase Price for the Transaction. The net proceeds of the issuance reduced the commitments under the Term Loan Facility to $1.08 billion. The Company expects to further reduce the Commitments through additional financings, possibly to zero, prior to the closing date of the Transaction or the scheduled maturity of the Seller Note Facility, as applicable, but there can be no assurance such financings will occur and any such expectation is subject to market conditions.

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

Table of Content
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

    The Company entered into a term loan agreement (the “Term Loan Agreement”) on February 14, 2024, with six of the 12 banks that are lenders under the Credit Agreement. As of January 22, 2026, the Company repaid the $300.0 million drawn under the Term Loan Agreement, and the agreement was therefore terminated. The Term Loan Agreement provided a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company had the ability to select interest periods of one, three or six months for borrowings. In April 2024, pursuant to the delayed draw mechanism, the Company elected to draw a total of $300.0 million under the facility. After deducting debt issuance costs, the net proceeds to the Company amounted to $299.4 million. Borrowings under the Term Loan Agreement bear interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%.

    Both the Credit Agreement and the Term Loan Agreement provide that the Company’s debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company’s total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $400 million. Since that date, the Company recorded non-cash, after-tax ceiling test impairments totaling $797.0 million. As a result, at December 31, 2025, $398.5 million was added back to the Company’s total capitalization for purposes of calculating the debt to capitalization ratio under the Credit Agreement and the Term Loan Agreement. In addition, for purposes of calculating the debt to capitalization ratio, the following amounts included in Accumulated Other Comprehensive Income (Loss) on the Company’s consolidated balance sheet will be excluded from the determination of comprehensive shareholders’ equity: all unrealized gains or losses on commodity-related derivative financial instruments, and up to $10 million in unrealized gains or losses on other derivative financial instruments. As a result of these exclusions, such unrealized gains or losses will not positively or negatively affect the calculation of the debt to capitalization ratio. Finally, pursuant to amendments to the Credit Agreement and Term Loan Agreement entered into as of November 6, 2025, for purposes of calculating the debt to capitalization ratio, the Company’s $1.2 billion obligation under the Seller Note Facility, which is to be incurred at the closing of the Transaction, will be excluded from the definition of consolidated indebtedness upon such time and to the extent that the Company, in accordance with the Seller Note Agreement, deposits with a paying agent funds for defeasance of the Seller Note Facility.

    At December 31, 2025, the Company’s debt to capitalization ratio, as calculated under the agreements, was 0.41. The constraints specified in the Credit Agreement and the Term Loan Agreement would have permitted an additional $4.54 billion in short-term and/or long-term debt to be outstanding at December 31, 2025 before the Company’s debt to capitalization ratio exceeded 0.65.

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

Table of Content
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

    The Current Portion of Long-Term Debt at December 31, 2025 consisted of a $300.0 million long-term delayed draw term loan scheduled to mature in February 2026 that was repaid in January 2026 and $300.0 million of 5.50% notes with a maturity date in October 2026. The Current Portion of Long-Term Debt at September 30, 2025 consisted of the aforementioned $300.0 million long-term delayed draw term loan with a maturity date in February 2026. The Company's present liquidity position is believed to be adequate to satisfy known demands.

    The Company’s embedded cost of long-term debt was 4.85% at December 31, 2025 and 4.83% at December 31, 2024.

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

    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the three months ended December 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2026. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the three months ended December 31, 2025, and does not anticipate making any such contributions during the remainder of fiscal 2026.

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

    The authoritative guidance for fair value measurements and disclosures requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2025, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

    For a complete discussion of all other market risk sensitive instruments used by the Company, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2025 Form 10-K.

Rate Matters

Utility Operation

    Delivery rates for both the New York and Pennsylvania divisions are regulated by the states’ respective public utility commissions and typically are changed only when approved through a procedure known as a “rate case.” In both jurisdictions,

Table of Content
delivery rates do not reflect the recovery of purchased gas costs. Prudently-incurred gas costs are recovered through operation of automatic adjustment clauses, and are collected primarily through a separately-stated “supply charge” on the customer bill.

New York Jurisdiction

    Distribution Corporation’s current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on December 19, 2024 with rates effective January 1, 2025 (“2024 Rate Order”). The 2024 Rate Order authorizes a three-year rate plan effective October 1, 2024, with a make-whole provision allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. It also reflects a return on equity of 9.7% and authorized a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. These revenue requirement increases are being reflected in customer bills on a levelized basis over the three-year rate plan. The revenue requirement for each year of the three-year plan has been reduced by $14 million for actuarial projections of income that is expected to be recognized for qualified pension and other post-retirement benefits. Qualified pension and other post-retirement benefit income or costs are matched with amounts included in revenue resulting in zero impact to earnings. The 2024 Rate Order approves the continuation of several ratemaking mechanisms, including revenue decoupling and WNA, and establishes a number of new cost trackers and regulatory deferrals. It also includes an earnings sharing mechanism, gas safety and customer service performance metrics (including maintaining the Company’s leak prone pipe replacement program), and provisions that will facilitate achievement of the emissions reduction goals of the CLCPA.

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC in an order issued on June 15, 2023 with rates effective August 1, 2023 (“2023 Rate Order”). The 2023 Rate Order provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million and authorized a new weather normalization adjustment mechanism. On January 28, 2026, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit (Rider I) to refund $7.2 million for customer bill relief.  The filing will be suspended for seven months by operation of law unless directed otherwise by the PaPUC.

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge ("DSIC") to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the quarter ended December 31, 2025, Distribution Corporation recovered $1.1 million from customers. The DSIC will be reset to zero when new base rates become effective as a result of the Company's recent rate filing.

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

Table of Content
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

    Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. In New York, the CLCPA, which was passed in 2019, mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. Statements from New York's Governor and the state's 2025 New York State Energy Plan acknowledge that the near term targets of the statute may not be achievable in the required timeframes. The NYPSC has initiated and/or modified various proceedings in an effort to help the State meet these emissions reduction targets. In May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to certain exemptions, and in December 2025 the Governor approved legislation that will require residential natural gas service applicants to pay the installation costs for the first 100 feet of facilities necessary to provide service commencing December 19, 2026. The May 2023 legislation is subject to ongoing litigation, with the parties agreeing, in November 2025, to suspend the requirements of the legislation pending resolution of appellate proceedings. In addition, the NYDEC, in conjunction with the New York State Energy Research and Development Authority, is developing a cap-and-invest program in the state, although issuance of certain key regulations necessary to implement the program has been delayed. In October 2025, a New York State Supreme Court judge issued an order requiring the NYDEC to promulgate regulations in accordance with the CLCPA by February 6, 2026. An appeal of that order filed by NYDEC on November 25, 2025 stayed all proceedings to enforce the order pending resolution of the appeal. The above-enumerated initiatives could impact the Company's customer base and assets, and could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also reduce demand for natural gas and delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by federal and state administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. Federal, state or local governments may also provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

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

Table of Content
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
4.The Company's ability to complete strategic transactions, such as the pending transaction with CenterPoint Energy Resources Corp., including receipt of required regulatory clearances and satisfaction of other conditions to closing, and to recognize the anticipated benefits of such transactions;
5.Governmental/regulatory actions and/or market pressures to reduce or eliminate reliance on natural gas;
6.The Company’s ability to estimate accurately the time and resources necessary to meet emissions targets;
7.Changes in the price of natural gas;
8.Impairments under the SEC's full cost ceiling test for natural gas reserves;
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
11.Negotiations with the collective bargaining units representing the Company's workforce, including potential work stoppages during negotiations;
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

Table of Content
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2025 Form 10-K have not materially changed other than as set forth below. The risk factors presented below supersede the corresponding risk factors in the 2025 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2025 Form 10-K.

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

    The Company’s short-term bank loans and commercial paper are in the form of floating rate debt or debt that may have rates fixed for short periods of time (up to six months), resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company’s short-term bank loans and commercial paper, and the ability of the Company to issue commercial paper are affected by its credit ratings published by S&P, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. A downgrade in the Company’s credit ratings could increase borrowing costs, restrict or eliminate access to commercial paper markets, negatively impact the availability of capital from uncommitted sources, and require the Company’s subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. Additionally, $2.4 billion of the Company’s outstanding long-term debt would be subject to an interest rate increase if certain fundamental changes occur that involve a material subsidiary and result in a downgrade of a credit rating assigned to the notes below investment grade.

    In addition, we may be subject to financial risks related to our planned acquisition of all of the issued and outstanding equity interests of CenterPoint Ohio from the Seller. For discussion of these risks, refer to the risk factor under the heading “The planned acquisition of CenterPoint Ohio may limit our financial flexibility.”

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

    Federal and state legislatures have from time to time considered bills that would establish a cap-and-trade program, cap-and-invest program, methane fee, carbon tax, or other similar mechanisms to provide incentive for the reduction of

Table of Content
greenhouse gas emissions. A number of states have also adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the natural gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. Furthermore, in 2019, the New York State legislature passed the CLCPA, which created emission reduction and electrification mandates, and could ultimately impact the Utility segment’s customer base and business. Pursuant to the CLCPA, in December 2022, New York’s Climate Action Council (“CAC”) approved a final scoping plan that includes recommendations to strategically downsize and decarbonize the natural gas system and curtail use of natural gas and natural gas appliances, as well as recommendations to meet the CLCPA’s emissions reduction targets in the transportation, buildings, electricity, industry, agriculture & forestry and waste sectors. The final scoping plan also recommends statewide and cross-sector policies relevant to gas system transition, economywide strategies, land use, local government, and adaptation and resilience. Additionally, the scoping plan recommends the implementation of a cap-and-invest program in New York. In January 2023, New York’s Governor directed the NYDEC and the New York State Energy Research and Development Authority to advance an economywide cap-and-invest program that establishes a declining cap on greenhouse gas emissions, and invests in programs to drive emissions reductions. In addition, in October 2025, a New York State court directed NYDEC to promulgate rules and regulations to ensure compliance with emissions reductions limits outlined in the CLCPA by February 6, 2026, which may include such a cap-and-invest program. An appeal of that order filed by NYDEC on November 25, 2025 stayed all proceedings to enforce the order pending resolution of the appeal, however, if this proposed program or a similar program becomes effective and the Company becomes subject to new or revised cap-and-trade programs, cap-and-invest programs, methane charges, fees for carbon-based fuels or other similar costs or charges, the Company may experience additional costs and incremental operating expenses, which would impact our future earnings and cash flows, and may also experience decreased revenue in the event that implementation of these policies leads to reduced demand for natural gas.

    In addition to the CLCPA, legislation or regulation that aims to reduce greenhouse gas emissions could also include natural gas bans, greenhouse gas emissions limits and reporting requirements, carbon taxes and/or similar fees on carbon dioxide, methane or equivalent emissions, restrictive permitting, increased efficiency standards requiring system remediation and/or changes in operating practices, and incentives or mandates to conserve energy or use renewable energy sources. For example, in May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to various exemptions (this date is currently stayed pending resolution of appellate activity), and in December 2025 the Governor approved legislation that will require residential natural gas service applicants to pay the installation cost for the first 100 feet of facilities necessary to provide service commencing December 19, 2026. While the Company does not currently expect that this legislation will have a substantial impact on its financial results or operations, future legislation or regulation that aims to reduce natural gas demand or to impose additional operations requirements or restrictions on natural gas facilities, if effectuated, could impact our future earnings and cash flows. In addition, in December 2024 (and later amended in February 2025), New York’s Governor signed the Climate Change Superfund Act into law, which will require certain fossil fuel producers, refiners and related entities to pay into a state “climate superfund” an amount commensurate with the entity’s past global greenhouse gas emissions over a specified period of time. The NYDEC has until June 2027 to develop implementing regulations. The Act is currently the subject of multiple federal court lawsuits challenging its constitutionality.

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

RISKS RELATED TO OUR PLANNED ACQUISITION OF CENTERPOINT OHIO

The planned acquisition of CenterPoint Ohio may limit our financial flexibility.

    We expect to acquire CenterPoint Ohio for total consideration of $2.62 billion, inclusive of the amount to repay a $1.2 billion promissory note. Although we have obtained committed financing for the entirety of the purchase price and have completed the necessary equity financing in connection with the transaction via a private placement, we expect to obtain further permanent financing for the planned acquisition by accessing the capital markets, which we expect will include the issuance of long-term debt. If we are not able to obtain permanent financing on favorable terms, we may be required to finance a portion of

Table of Content
the purchase price of the planned acquisition at interest rates higher than currently expected, which could limit our financial flexibility. In addition, our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures following the planned acquisition of CenterPoint Ohio will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The degree to which we will be leveraged following the completion of the planned acquisition could require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On October 1, 2025, the Company issued a total of 4,710 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company’s Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 471 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended December 31, 2025. The Company issued an additional 628 unregistered shares in the aggregate on October 15, 2025 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”), as transactions not involving a public offering.

    On December 17, 2025, the Company completed the issuance and sale of 4,402,513 shares of the Company's common stock, par value $1.00 per share, to certain institutional investors, at a price of $79.50 per share. After deducting placement fees of $11.4 million from the aggregate offering price of $350.0 million, the net proceeds to the Company amounted to $338.6 million. The shares were sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Oct. 1 - 31, 2025	9,459	$88.20	—	$82,094,302
Nov. 1 - 30, 2025	12,118	$79.35	—	$82,094,302
Dec. 1 - 31, 2025	87,587	$82.12	—	$82,094,302
Total	109,164	$82.44	—	$82,094,302
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company's share repurchase program. Of the 109,164 shares purchased other than through a publicly announced share repurchase program, 31,742 were purchased for the Company's 401(k) plans and 77,422 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)On March 8, 2024, the Company’s Board of Directors authorized the repurchase of up to $200 million of shares of the Company’s common stock. The calculation of the dollar value of shares remaining available for purchase excludes excise taxes and brokerage fees paid by the Company in connection with the repurchase program which in the aggregate totaled $1.07 million from the beginning of the program to December 31, 2025. Repurchases may be made from time to time in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. In light of the Company’s agreement to acquire CenterPoint Ohio’s natural gas utility, repurchases under the program have been suspended. The repurchase program has no expiration date.

Item 5.  Other Information

Trading Arrangements

    During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5–1 trading arrangement” or any “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Table of Content

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

•	Securities Purchase Agreement, dated as of October 20, 2025, by and between National Fuel Gas Company and CenterPoint Energy Resources Corp. (Exhibit 10.1, Form 8-K dated October 21, 2025)*

•
Amendment No. 2 to Credit Agreement, dated as of November 6, 2025, among National Fuel Gas Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2025)

•
Amendment No. 1 to Term Loan Agreement, dated as of November 6, 2025, among National Fuel Gas Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 2025)

•	National Fuel Gas Company Annual Incentive Plan (Exhibit 10.1, Form 8-K dated December 10, 2025)

•	Common Stock Subscription Agreement, dated as of December 12, 2025, by and among National Fuel Gas Company and the investors party thereto (Exhibit 10.1, Form 8-K dated December 15, 2025)

10.1	Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2025 and 2024.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2025 and 2024, (iii) the Consolidated Balance Sheets at December 31, 2025 and September 30, 2025, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

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

*	Certain schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, an unredacted copy of any schedule or attachment to this Exhibit.

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

Date:  January 29, 2026