Form 10-Q
period 2026-03-31
NATIONAL FUEL GAS CO
filed 2026-04-30
CIK 70145

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 29, 2026: 95,035,362 shares.

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

Table of Content
Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2026	2025	2026	2025
INCOME
Operating Revenues:
Utility Revenues	$425,788	$343,574	$684,837	$571,998
Integrated Upstream and Gathering Revenues	358,823	315,191	682,045	567,499
Pipeline and Storage Revenues	73,762	71,185	142,999	139,935
	858,373	729,950	1,509,881	1,279,432

Operating Expenses:
Purchased Gas	207,851	135,338	293,457	200,675
Operation and Maintenance:
Utility	67,060	63,447	126,957	118,691
Integrated Upstream and Gathering and Other	61,064	47,269	117,370	90,174
Pipeline and Storage	30,660	30,153	57,446	56,730
Property, Franchise and Other Taxes	25,274	25,214	50,037	47,270
Depreciation, Depletion and Amortization	119,329	111,277	241,354	220,647
Impairment of Assets	—	—	—	141,802
	511,238	412,698	886,621	875,989
Operating Income	347,135	317,252	623,260	403,443
Other Income (Expense):
Other Income	17,002	15,232	25,235	22,952
Interest Expense on Long-Term Debt	(30,083)	(39,662)	(63,596)	(73,024)
Other Interest Expense	(3,651)	(5,095)	(13,514)	(9,476)
Income Before Income Taxes	330,403	287,727	571,385	343,895
Income Tax Expense	82,735	71,369	142,072	82,551

Net Income Available for Common Stock	247,668	216,358	429,313	261,344

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	2,143,340	1,698,648	2,012,529	1,727,326
	2,391,008	1,915,006	2,441,842	1,988,670
Share Repurchases under Repurchase Plan	—	(13,085)	—	(40,078)
Dividends on Common Stock	(50,840)	(46,555)	(101,674)	(93,226)
Balance at March 31	$2,340,168	$1,855,366	$2,340,168	$1,855,366

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$2.61	$2.39	$4.61	$2.88
Diluted:
Net Income Available for Common Stock	$2.59	$2.37	$4.58	$2.86
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	95,026,278	90,500,162	93,077,818	90,640,333
Used in Diluted Calculation	95,691,950	91,176,327	93,805,419	91,312,334
Dividends Per Common Share:
Dividends Declared	$0.535	$0.515	$1.070	$1.030
See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars)	2026	2025	2026	2025
Net Income Available for Common Stock	$247,668	$216,358	$429,313	$261,344
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(2,190)	(209,046)	46,908	(262,562)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	48,760	8,160	35,485	(21,344)
Other Comprehensive Income (Loss), Before Tax	46,570	(200,886)	82,393	(283,906)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(586)	(56,260)	12,559	(70,663)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	13,055	2,196	9,501	(5,744)
Income Taxes – Net	12,469	(54,064)	22,060	(76,407)
Other Comprehensive Income (Loss)	34,101	(146,822)	60,333	(207,499)
Comprehensive Income	$281,769	$69,536	$489,646	$53,845

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	September 30, 2025
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$15,832,704	$15,406,329
Less - Accumulated Depreciation, Depletion and Amortization	7,902,521	7,693,687
	7,930,183	7,712,642
Current Assets
Cash and Temporary Cash Investments	26,596	43,166
Receivables – Net of Allowance for Uncollectible Accounts of $24,017 and $17,099, Respectively	292,548	180,801
Unbilled Revenue	52,963	16,219
Gas Stored Underground	4,768	33,468
Materials and Supplies - at average cost	53,773	50,545
Unrecovered Purchased Gas Costs	13,005	5,769
Other Current Assets	63,943	80,759
	507,596	410,727

Other Assets
Recoverable Future Taxes	96,226	89,247
Unamortized Debt Expense	5,307	6,236
Other Regulatory Assets	127,061	135,486
Deferred Charges	81,332	73,941
Other Investments	65,870	68,346
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	182,682	169,228
Fair Value of Derivative Financial Instruments	116,014	39,388
Other	9,857	8,387
	689,825	595,735

Total Assets	$9,127,604	$8,719,104

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	September 30, 2025
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 95,027,447 Shares and 90,379,095 Shares, Respectively	$95,027	$90,379
Paid in Capital	1,388,193	1,050,918
Earnings Reinvested in the Business	2,340,168	2,012,529
Accumulated Other Comprehensive Income (Loss)	1,111	(59,222)
Total Comprehensive Shareholders’ Equity	3,824,499	3,094,604
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,084,882	2,382,861
Total Capitalization	5,909,381	5,477,465

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	41,300	150,200
Current Portion of Long-Term Debt	300,000	300,000
Accounts Payable	143,180	184,046
Amounts Payable to Customers	288	968
Dividends Payable	50,840	48,353
Interest Payable on Long-Term Debt	13,738	14,393
Customer Advances	—	17,188
Customer Security Deposits	27,805	29,853
Other Accruals and Current Liabilities	242,760	174,689
Fair Value of Derivative Financial Instruments	236	6,074
	820,147	925,764

Other Liabilities
Deferred Income Taxes	1,325,733	1,225,262
Taxes Refundable to Customers	303,199	306,335
Cost of Removal Regulatory Liability	314,865	307,659
Other Regulatory Liabilities	116,509	121,944
Other Post-Retirement Liabilities	3,741	5,252
Asset Retirement Obligations	228,105	236,787
Other Liabilities	105,924	112,636
	2,398,076	2,315,875
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$9,127,604	$8,719,104

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of U.S. Dollars)	2026	2025
OPERATING ACTIVITIES
Net Income Available for Common Stock	$429,313	$261,344
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Assets	—	141,802
Depreciation, Depletion and Amortization	241,354	220,647
Deferred Income Taxes	68,296	25,787
Premiums Paid on Early Redemption of Debt	—	2,385
Stock-Based Compensation	9,941	10,487
Other	14,319	14,317
Change in:
Receivables and Unbilled Revenue	(146,459)	(197,553)
Gas Stored Underground and Materials and Supplies	25,472	27,861
Unrecovered Purchased Gas Costs	(7,236)	(3,562)
Other Current Assets	16,726	13,737
Accounts Payable	13,469	17,322
Amounts Payable to Customers	(680)	(8,327)
Customer Advances	(17,188)	(19,373)
Customer Security Deposits	(2,048)	(5,907)
Other Accruals and Current Liabilities	56,167	21,528
Other Assets	(18,864)	(20,282)
Other Liabilities	(25,303)	(28,343)
Net Cash Provided by Operating Activities	657,279	473,870

INVESTING ACTIVITIES
Capital Expenditures	(498,267)	(434,260)
Other	523	8,881
Net Cash Used in Investing Activities	(497,744)	(425,379)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	(108,900)	117,700
Net Proceeds from Issuance of Long-Term Debt	—	989,019
Shares Repurchased Under Repurchase Plan	—	(50,471)
Reduction of Long-Term Debt	(300,000)	(954,086)
Dividends Paid on Common Stock	(99,187)	(93,543)
Net Proceeds from Common Stock Sale	338,403	—
Net Repurchases of Common Stock Under Stock and Benefit Plans	(6,421)	(4,026)
Net Cash Provided by (Used in) Financing Activities	(176,105)	4,593
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(16,570)	53,084
Cash, Cash Equivalents, and Restricted Cash at October 1	43,166	38,222
Cash, Cash Equivalents, and Restricted Cash at March 31	$26,596	$91,306

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$82,678	$58,813
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

    The earnings for the six months ended March 31, 2026 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2026.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company's Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Six Months Ended March 31, 2026		Six Months Ended March 31, 2025
	Balance at March 31, 2026	Balance at October 1, 2025	Balance at March 31, 2025	Balance at October 1, 2024

Cash and Temporary Cash Investments	$26,596	$43,166	$39,954	$38,222
Cash Held in Trust for Bondholders	—	—	51,352	—
Cash, Cash Equivalents, and Restricted Cash	$26,596	$43,166	$91,306	$38,222
    The Company considers all highly liquid debt instruments purchased with a maturity date of generally three months or less to be cash equivalents. Cash Held in Trust for Bondholders is the only restricted cash recorded on the Consolidated Balance Sheet. It relates to the cancellation and discharge of the Company's obligations under its 1974 indenture covenants.

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

Table of Content
approximately three months after the account is final billed or when it is anticipated that the receivable will not be recovered. This change in policy was initiated to better match the timing of write-offs with the recovery of uncollectible expense in rates and resulted in a one-time cumulative adjustment to the allowance during the quarter ended March 31, 2025.

    Activity in the allowance for uncollectible accounts for the six months ended March 31, 2026 and 2025 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Written-Off	Balance at End of Period
Six Months Ended March 31, 2026
Allowance for Uncollectible Accounts	$17,099	$12,678	$627	$(6,387)	$24,017
Six Months Ended March 31, 2025
Allowance for Uncollectible Accounts	$26,194	$15,497	$535	$(18,775)	$23,451

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year as storage quantities are withdrawn and increases in the third and fourth quarters as storage quantities are replenished.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $47.4 million at March 31, 2026, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Integrated Upstream and Gathering segment, upstream property acquisition, exploration and development costs are accounted for under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center. The Company's capitalized costs relating to exploration and production activities, net of accumulated depreciation, depletion and amortization, were $2.59 billion and $2.46 billion at March 31, 2026 and September 30, 2025, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. Such costs amounted to $109.3 million and $112.4 million at March 31, 2026 and September 30, 2025, respectively. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying commodity pricing (as adjusted for hedging) to estimated future production of proved reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The commodity prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of first day of the month commodity price for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At March 31, 2026, the ceiling exceeded the book value of the exploration and production properties by approximately $1.6 billion. The book value of the exploration and production properties exceeded the ceiling at December 31, 2024. As such, the Company recognized a non-cash, pre-tax ceiling test impairment charge in the Integrated Upstream and Gathering segment of $108.3 million for the quarter ended December 31, 2024. A deferred income tax benefit of $29.2 million related to the non-cash impairment charge was also recognized for the quarter ended December 31, 2024. In adjusting estimated future net cash flows for hedging under the ceiling test at March 31, 2026, estimated future net cash flows were increased by $59.5 million.

Table of Content
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

    The principal assets of the Utility and Pipeline and Storage segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility and Pipeline and Storage segments at March 31, 2026.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) and changes for the six months ended March 31, 2026 and 2025, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2026
Balance at January 1, 2026	$46,182	$(79,172)	$(32,990)
Other Comprehensive Gains and Losses Before Reclassifications	(1,604)	—	(1,604)
Amounts Reclassified From Other Comprehensive Loss	35,705	—	35,705
Balance at March 31, 2026	$80,283	$(79,172)	$1,111
Six Months Ended March 31, 2026
Balance at October 1, 2025	$19,950	$(79,172)	$(59,222)
Other Comprehensive Gains and Losses Before Reclassifications	34,349	—	34,349
Amounts Reclassified From Other Comprehensive Loss	25,984	—	25,984
Balance at March 31, 2026	$80,283	$(79,172)	$1,111
Three Months Ended March 31, 2025
Balance at January 1, 2025	$(4,878)	$(71,275)	$(76,153)
Other Comprehensive Gains and Losses Before Reclassifications	(152,786)	—	(152,786)
Amounts Reclassified From Other Comprehensive Loss	5,964	—	5,964
Balance at March 31, 2025	$(151,700)	$(71,275)	$(222,975)
Six Months Ended March 31, 2025
Balance at October 1, 2024	$55,799	$(71,275)	$(15,476)
Other Comprehensive Gains and Losses Before Reclassifications	(191,899)	—	(191,899)
Amounts Reclassified From Other Comprehensive Loss	(15,600)	—	(15,600)
Balance at March 31, 2025	$(151,700)	$(71,275)	$(222,975)

Table of Content
Reclassifications Out of Accumulated Other Comprehensive Income (Loss).  The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the six months ended March 31, 2026 and 2025 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($48,694)	($7,834)	($35,299)	$21,894	Operating Revenues
Foreign Currency Contracts	(66)	(326)	(186)	(550)	Operating Revenues
	(48,760)	(8,160)	(35,485)	21,344	Total Before Income Tax
	13,055	2,196	9,501	(5,744)	Income Tax Expense
	($35,705)	($5,964)	($25,984)	$15,600	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2026	At September 30, 2025

Prepayments	$8,699	$16,477
Prepaid Property and Other Taxes	22,207	13,920
Federal Income Taxes Receivable	—	14,511
State Income Taxes Receivable	—	489
Regulatory Assets	33,037	35,362
	$63,943	$80,759

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2026	At September 30, 2025

Accrued Capital Expenditures	$57,675	$45,932
Regulatory Liabilities	20,235	20,624
Reserve for Gas Replacement	47,387	—
Liability for Royalty and Working Interests	44,108	28,076
Federal Income Taxes Payable	7,029	—
State Income Taxes Payable	4,997	—
Pennsylvania Impact Fee	3,680	14,923
Non-Qualified Benefit Plan Liability	11,567	11,567
Other	46,082	53,567
	$242,760	$174,689

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were restricted stock units and performance shares. For the quarter and six months ended March 31, 2026, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these

Table of Content
securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 99 securities and 2,072 securities excluded as being antidilutive for the quarter and six months ended March 31, 2026, respectively. There were 30 securities excluded as being antidilutive for the quarter ended March 31, 2025. There were no securities excluded as being antidilutive for the six months ended March 31, 2025.

Share Repurchases. The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law. The repurchases are accounted for on the date the share repurchase is traded as an adjustment to common stock (at par value) with the excess repurchase price allocated between paid in capital and retained earnings.

Stock-Based Compensation.  The Company granted 137,995 performance shares during the six months ended March 31, 2026. The weighted average fair value of such performance shares was $62.07 per share for the six months ended March 31, 2026. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the six months ended March 31, 2026 include awards that must meet a performance goal related to relative total shareholder return over a three-year performance cycle ("TSR Performance Shares"). The performance goal related to the TSR Performance Shares over the three-year performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of other companies in a group selected by the Compensation Committee ("Report Group").  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these TSR Performance Shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR Performance Shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR Performance Shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

    The Company granted 128,755 restricted stock units during the six months ended March 31, 2026.  The weighted average fair value of such restricted stock units was $77.75 per share for the six months ended March 31, 2026.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award. The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.

Note 2 – Pending Acquisition

    On October 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC (“CenterPoint Ohio”) for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas. Closing is expected to occur in the fourth quarter of calendar 2026, pending completion of a review with the PUCO and other customary closing conditions. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller at closing. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. Permanent financing, inclusive of the amount to repay the promissory note, is expected to consist of long-term debt and common equity, along with expected future free cash flow. In that regard, on December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00

Table of Content
per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.4 million.

    In connection with its entry into the Purchase Agreement, the Company entered into a senior unsecured bridge loan facility commitment letter supported by The Toronto-Dominion Bank (“TD Bank”), New York Branch and Wells Fargo Bank, National Association (together with TD Bank, the “Commitment Parties”), as well as a 364-day term loan facility commitment letter supported by the Commitment Parties and additional banks, all of which are lenders under the Company’s primary credit facility. The combination of both facilities fully supports any portion of the purchase price that has not been permanently financed. The total commitment under both facilities, as adjusted for the equity issuance mentioned in the previous paragraph, is currently $2.28 billion.
Note 3 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the quarter and six months ended March 31, 2026 and 2025, presented by type of service from each reportable segment. As reported in the Company's 2025 Form 10-K, the segment reporting structure was modified to merge the Exploration and Production segment and Gathering segment into one reportable segment called Integrated Upstream and Gathering. Prior year disaggregation of revenue information shown below has been restated to reflect this change in presentation.

Quarter Ended March 31, 2026 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$400,217	$—	$—	$400,217	$—	$—	$400,217
Production of Crude Oil	439	—	—	439	—	—	439
Natural Gas Processing	200	—	—	200	—	—	200
Natural Gas Gathering Service	2,624	—	—	2,624	—	—	2,624
Natural Gas Transportation Service	—	83,048	48,578	131,626	—	(26,649)	104,977
Natural Gas Storage Service	—	25,677	—	25,677	—	(10,891)	14,786
Natural Gas Residential Sales	—	—	322,969	322,969	—	—	322,969
Natural Gas Commercial Sales	—	—	50,887	50,887	—	—	50,887
Natural Gas Industrial Sales	—	—	2,558	2,558	—	(3)	2,555
Other	4,037	2,738	2,889	9,664	—	(284)	9,380
Total Revenues from Contracts with Customers	407,517	111,463	427,881	946,861	—	(37,827)	909,034
Alternative Revenue Programs	—	—	(1,967)	(1,967)	—	—	(1,967)
Derivative Financial Instruments	(48,694)	—	—	(48,694)	—	—	(48,694)
Total Revenues	$358,823	$111,463	$425,914	$896,200	$—	$(37,827)	$858,373

Table of Content

Six Months Ended March 31, 2026 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$702,677	$—	$—	$702,677	$—	$—	$702,677
Production of Crude Oil	731	—	—	731	—	—	731
Natural Gas Processing	364	—	—	364	—	—	364
Natural Gas Gathering Service	5,390	—	—	5,390	—	—	5,390
Natural Gas Transportation Service	—	164,056	81,196	245,252	—	(53,406)	191,846
Natural Gas Storage Service	—	50,814	—	50,814	—	(21,606)	29,208
Natural Gas Residential Sales	—	—	520,978	520,978	—	—	520,978
Natural Gas Commercial Sales	—	—	78,764	78,764	—	—	78,764
Natural Gas Industrial Sales	—	—	3,967	3,967	—	(3)	3,964
Other	8,182	3,494	1,865	13,541	—	(565)	12,976
Total Revenues from Contracts with Customers	717,344	218,364	686,770	1,622,478	—	(75,580)	1,546,898
Alternative Revenue Programs	—	—	(1,718)	(1,718)	—	—	(1,718)
Derivative Financial Instruments	(35,299)	—	—	(35,299)	—	—	(35,299)
Total Revenues	$682,045	$218,364	$685,052	$1,585,461	$—	$(75,580)	$1,509,881

Quarter Ended March 31, 2025 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$318,404	$—	$—	$318,404	$—	$—	$318,404
Production of Crude Oil	393	—	—	393	—	—	393
Natural Gas Processing	338	—	—	338	—	—	338
Natural Gas Gathering Service	3,233	—	—	3,233	—	—	3,233
Natural Gas Transportation Service	—	82,481	45,256	127,737	—	(27,538)	100,199
Natural Gas Storage Service	—	25,288	—	25,288	—	(10,691)	14,597
Natural Gas Residential Sales	—	—	257,100	257,100	—	—	257,100
Natural Gas Commercial Sales	—	—	39,602	39,602	—	—	39,602
Natural Gas Industrial Sales	—	—	1,937	1,937	—	(2)	1,935
Other	657	1,804	(3,228)	(767)	—	(276)	(1,043)
Total Revenues from Contracts with Customers	323,025	109,573	340,667	773,265	—	(38,507)	734,758
Alternative Revenue Programs	—	—	3,026	3,026	—	—	3,026
Derivative Financial Instruments	(7,834)	—	—	(7,834)	—	—	(7,834)
Total Revenues	$315,191	$109,573	$343,693	$768,457	$—	$(38,507)	$729,950

Table of Content

Six Months Ended March 31, 2025 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$535,863	$—	$—	$535,863	$—	$—	$535,863
Production of Crude Oil	907	—	—	907	—	—	907
Natural Gas Processing	613	—	—	613	—	—	613
Natural Gas Gathering Service	6,681	—	—	6,681	—	—	6,681
Natural Gas Transportation Service	—	163,686	72,176	235,862	—	(54,719)	181,143
Natural Gas Storage Service	—	50,281	—	50,281	—	(21,195)	29,086
Natural Gas Residential Sales	—	—	413,450	413,450	—	—	413,450
Natural Gas Commercial Sales	—	—	61,845	61,845	—	—	61,845
Natural Gas Industrial Sales	—	—	3,275	3,275	—	(3)	3,272
Other	1,541	2,219	12,512	16,272	—	(537)	15,735
Total Revenues from Contracts with Customers	545,605	216,186	563,258	1,325,049	—	(76,454)	1,248,595
Alternative Revenue Programs	—	—	8,943	8,943	—	—	8,943
Derivative Financial Instruments	21,894	—	—	21,894	—	—	21,894
Total Revenues	$567,499	$216,186	$572,201	$1,355,886	$—	$(76,454)	$1,279,432

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

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $118.0 million for the remainder of fiscal 2026; $228.4 million for fiscal 2027; $172.6 million for fiscal 2028; $131.3 million for fiscal 2029; $124.3 million for fiscal 2030; and $540.7 million for years subsequent to fiscal 2030.

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

Table of Content
    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2026 and September 30, 2025. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of March 31, 2026
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$20,340	$—	$—	$—	$20,340
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	123,697	—	(33,832)	89,865
Over the Counter No Cost Collars – Gas	—	29,257	—	(2,548)	26,709
Foreign Currency Contracts	—	93	—	(653)	(560)
Other Investments:
Balanced Equity Mutual Fund	13,872	—	—	—	13,872
Fixed Income Mutual Fund	10,226	—	—	—	10,226
Total	$44,438	$153,047	$—	$(37,033)	$160,452

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$33,832	$—	$(33,832)	$—
Over the Counter No Cost Collars – Gas	—	2,548	—	(2,548)	—
Foreign Currency Contracts	—	889	—	(653)	236
Total	$—	$37,269	$—	$(37,033)	$236
Total Net Assets/(Liabilities)	$44,438	$115,778	$—	$—	$160,216

Recurring Fair Value Measures	At fair value as of September 30, 2025
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$30,551	$—	$—	$—	$30,551
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	62,190	—	(33,615)	28,575
Over the Counter No Cost Collars – Gas	—	24,149	—	(12,805)	11,344
Foreign Currency Contracts	—	144	—	(675)	(531)
Other Investments:
Balanced Equity Mutual Fund	13,786	—	—	—	13,786
Fixed Income Mutual Fund	10,082	—	—	—	10,082
Total	$54,419	$86,483	$—	$(47,095)	$93,807

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$34,169	$—	$(33,615)	$554
Over the Counter No Cost Collars – Gas	—	18,036	—	(12,805)	5,231
Foreign Currency Contracts	—	893	—	(675)	218
Total	$—	$53,098	$—	$(47,095)	$6,003
Total Net Assets/(Liabilities)	$54,419	$33,385	$—	$—	$87,804

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Table of Content
    The following table presents impairments of assets associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy as of March 31, 2026 and 2025 (in thousands):

				Impairments
Nonrecurring Fair Value Measures				Six Months Ended March 31,
	Segment	Date of Measurement	Fair Value	2026	2025
Impairment of Assets:
Water Disposal Assets	Integrated Upstream and Gathering	December 31, 2024	$12,880	$—	$33,453

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

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at March 31, 2026 and September 30, 2025 include natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s Integrated Upstream and Gathering segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2026, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

	March 31, 2026		September 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,384,882	$2,379,031	$2,682,861	$2,696,145

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

Table of Content
Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At March 31, 2026	At September 30, 2025

Life Insurance Contracts	$41,772	$44,478
Equity Mutual Fund	13,872	13,786
Fixed Income Mutual Fund	10,226	10,082
	$65,870	$68,346

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

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2026 and September 30, 2025.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of March 31, 2026, the Company had 374.1 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.

    As of March 31, 2026, the Company was hedging a total of $38.5 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of March 31, 2026, the Company had $80.3 million of net hedging gains after taxes included in the accumulated other comprehensive income (loss) balance. Of this amount, it is expected that $67.1 million of unrealized gains after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

Table of Content

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2026 and 2025 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				March 31,
	2026	2025		2026	2025
Commodity Contracts	$(1,739)	$(208,829)	Operating Revenue	$(48,694)	$(7,834)
Foreign Currency Contracts	(451)	(217)	Operating Revenue	(66)	(326)
Total	$(2,190)	$(209,046)		$(48,760)	$(8,160)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2026 and 2025 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Six Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or
(Loss) Reclassified from
Accumulated Other
Comprehensive Income (Loss) on
the Consolidated Balance Sheet
into the Consolidated Statement of
Income for the
 Six Months Ended
				March 31,
	2026	2025		2026	2025
Commodity Contracts	$47,141	$(260,738)	Operating Revenue	$(35,299)	$21,894
Foreign Currency Contracts	(233)	(1,824)	Operating Revenue	(186)	(550)
Total	$46,908	$(262,562)		$(35,485)	$21,344

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with seventeen counterparties of which sixteen are in a net gain position. On average, the Company had $7.3 million of credit exposure per counterparty in a gain position at March 31, 2026. The maximum credit exposure of a single counterparty in a gain position at March 31, 2026 was $14.3 million. As of March 31, 2026, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    Certain counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit that could be extended to the Company when it is in a derivative financial liability position would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required. At March 31, 2026, the fair market value of the derivative financial instrument

Table of Content
liabilities with a credit-risk related contingency feature was $0.2 million according to the Company's internal model (discussed in Note 4 – Fair Value Measurements), and no hedging collateral deposits were required to be posted by the Company at March 31, 2026. Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 6 – Income Taxes

    The effective tax rates for the quarters ended March 31, 2026 and March 31, 2025 were 25.0% and 24.8%, respectively. The effective income tax rate for the quarter ended March 31, 2026 was generally consistent with the prior year quarter ended March 31, 2025.

    The effective tax rates for the six months ended March 31, 2026 and March 31, 2025 were 24.9% and 24.0%, respectively. The change in the effective income tax rate was primarily driven by the impact of the impairment of the exploration and production properties under the ceiling test, as well as an impairment of certain water disposal assets, both of which were recorded in the quarter ended December 31, 2024, which resulted in a smaller income tax expense on income before income taxes to be recorded during the six months ended March 31, 2025.

Table of Content
Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands)
Balance at January 1, 2026	95,017	$95,017	$1,382,593	$2,143,340	$(32,990)
Net Income Available for Common Stock				247,668
Dividends Declared on Common Stock ($0.535 Per Share)				(50,840)
Other Comprehensive Income, Net of Tax					34,101
Share-Based Payment Expense (1)			5,118
Common Stock Issued from Sale of Common Stock	—	—	(172)
Common Stock Issued Under Stock and Benefit Plans	10	10	654
Balance at March 31, 2026	95,027	$95,027	$1,388,193	$2,340,168	$1,111

Balance at October 1, 2025	90,379	$90,379	$1,050,918	$2,012,529	$(59,222)
Net Income Available for Common Stock				429,313
Dividends Declared on Common Stock ($1.07 Per Share)				(101,674)
Other Comprehensive Income, Net of Tax					60,333
Share-Based Payment Expense (1)			8,545
Common Stock Issued from Sale of Common Stock	4,403	4,403	334,000
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	245	245	(5,270)
Balance at March 31, 2026	95,027	$95,027	$1,388,193	$2,340,168	$1,111

Balance at January 1, 2025	90,613	$90,613	$1,039,705	$1,698,648	$(76,153)
Net Income Available for Common Stock				216,358
Dividends Declared on Common Stock ($0.515 Per Share)				(46,555)
Other Comprehensive Loss, Net of Tax					(146,822)
Share-Based Payment Expense (1)			5,135
Common Stock Issued Under Stock and Benefit Plans	11	11	604
Share Repurchases Under Repurchase Plan	(226)	(226)	(2,622)	(13,085)
Balance at March 31, 2025	90,398	$90,398	$1,042,822	$1,855,366	$(222,975)

Balance at October 1, 2024	91,006	$91,006	$1,045,487	$1,727,326	$(15,476)
Net Income Available for Common Stock				261,344
Dividends Declared on Common Stock ($1.03 Per Share)				(93,226)
Other Comprehensive Loss, Net of Tax					(207,499)
Share-Based Payment Expense (1)			9,225
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	167	167	(2,906)
Share Repurchases Under Repurchase Plan	(775)	(775)	(8,984)	(40,078)
Balance at March 31, 2025	90,398	$90,398	$1,042,822	$1,855,366	$(222,975)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Table of Content
Common Stock.  Common stock share activity during the six months ended March 31, 2026 consisted of the following items:

Six Months Ended March 31, 2026
Vesting of Restricted Stock Units	140,395
Vesting of Performance Shares	167,241
Issuance of Common Stock Pursuant to the Company's Non-Employee Director Equity Compensation Plan and Deferred Compensation Plan for Directors and Officers	16,353
Shares Tendered to Pay Withholding Taxes on Stock-Based Compensation Awards (1)	(78,150)
Common Stock Issued Under Stock and Benefit Plans	245,839
Common Stock Issued from Sale of Common Stock	4,402,513
Total Common Stock Issued During the Six Months Ended March 31, 2026	4,648,352
(1)    The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

    On December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.4 million. Refer to Note 2 – Pending Acquisition for further discussion.

Short-Term Borrowings. On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender, and 12 additional lenders. The Credit Agreement provides a $1.3 billion unsecured committed revolving credit facility with an initial maturity date of March 27, 2031. The Credit Agreement amended and restated that certain credit agreement, dated as of February 28, 2022, among the Company, JPMorgan Chase Bank, N. A., as administrative agent, and the lenders party thereto.

Delayed Draw Term Loan. On February 14, 2024, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with six lenders, all of which were then lenders under the Company's prior primary revolving credit agreement. The Term Loan Agreement provided a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company had the ability to select interest periods of one, three or six months for borrowings. Borrowings under the Term Loan Agreement bore interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%. On January 22, 2026, the Company repaid all outstanding obligations under the Term Loan Agreement, and the agreement was terminated.

Current Portion of Long-Term Debt. The Current Portion of Long-Term Debt at March 31, 2026 consisted of $300.0 million of 5.50% notes with a maturity date in October 2026. The Current Portion of Long-Term Debt at September 30, 2025 consisted of a $300.0 million long-term delayed draw term loan with a maturity date in February 2026 that was repaid in January 2026.

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

    At March 31, 2026, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $3.1 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at March 31, 2026. The Company has a regulatory liability of $0.5 million related to environmental clean-up costs at March 31, 2026 and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

    The data presented in the tables below reflects financial information for the segments and reconciles to consolidated amounts.  As stated in the 2025 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, when applicable.  If discontinued operations are not applicable, the Company evaluates performance based on net income.  There have been no changes in the basis of segmentation or in the basis of measuring segment profit or loss from those used in the Company’s 2025 Form 10-K.  A listing of segment assets at March 31, 2026 and September 30, 2025 is shown in the tables below.

Table of Content

	Quarter Ended March 31, 2026
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$358,823	$73,762	$425,788	$858,373	$—	$—	$858,373
Intersegment Revenues	—	37,701	126	37,827	—	(37,827)	—
Total Revenues	358,823	111,463	425,914	896,200	—	(37,827)	858,373
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	18,472	—	—	18,472	—	(63)	18,409
Lease Operating Expense	17,362	—	—	17,362	—	(534)	16,828
Gathering Operation and Maintenance Expense	13,805	—	—	13,805	—	(69)	13,736
All Other Operation and Maintenance Expense	3,102	31,172	68,129	102,403	—	7,408	109,811
Purchased Gas Expense(2)	—	—	244,860	244,860	—	(37,009)	207,851
Depreciation, Depletion and Amortization Expense(2)	80,548	19,961	18,601	119,110	—	219	119,329
Interest Expense(2)	15,111	11,779	11,138	38,028	118	(4,412)	33,734
Interest Income	(380)	(870)	(1,165)	(2,415)	—	512	(1,903)
Income Tax Expense (Benefit)(2)	55,049	10,558	17,999	83,606	262	(1,133)	82,735
Other Expense (Income) Items(3)	3,724	7,257	1,003	11,984	(1,248)	(561)	10,175
Segment Profit: Net Income (Loss)	$152,030	$31,606	$65,349	$248,985	$868	$(2,185)	$247,668

Expenditures for Additions to Long-Lived Assets	$165,727	$37,026	$30,500	$233,253	$—	$(297)	$232,956

	Six Months Ended March 31, 2026
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$682,045	$142,999	$684,837	$1,509,881	$—	$—	$1,509,881
Intersegment Revenues	—	75,365	215	75,580	—	(75,580)	—
Total Revenues	682,045	218,364	685,052	1,585,461	—	(75,580)	1,509,881
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	37,878	—	—	37,878	—	(125)	37,753
Lease Operating Expense	34,187	—	—	34,187	—	(1,323)	32,864
Gathering Operation and Maintenance Expense	24,193	—	—	24,193	—	(138)	24,055
All Other Operation and Maintenance Expense	6,481	58,435	129,126	194,042	—	13,059	207,101
Purchased Gas Expense(2)	—	—	367,145	367,145	—	(73,688)	293,457
Depreciation, Depletion and Amortization Expense(2)	164,810	39,063	37,081	240,954	—	400	241,354
Interest Expense(2)	31,245	23,580	22,744	77,569	254	(713)	77,110
Interest Income	(573)	(1,835)	(2,203)	(4,611)	(10)	(60)	(4,681)
Income Tax Expense (Benefit)(2)	99,159	20,925	25,335	145,419	225	(3,572)	142,072
Other Expense (Income) Items(3)	8,588	15,371	6,385	30,344	(1,215)	354	29,483
Segment Profit: Net Income (Loss)	$276,077	$62,825	$99,439	$438,341	$746	$(9,774)	$429,313

Expenditures for Additions to Long-Lived Assets	$307,576	$74,628	$73,594	$455,798	$—	$(121)	$455,677

	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Segment Assets:
At March 31, 2026	$4,011,274	$2,528,382	$2,692,866	$9,232,522	$9,888	$(114,806)	$9,127,604
At September 30, 2025	$3,701,646	$2,412,747	$2,534,289	$8,648,682	$8,704	$61,718	$8,719,104

Table of Content

	Quarter Ended March 31, 2025
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$315,191	$71,185	$343,574	$729,950	$—	$—	$729,950
Intersegment Revenues	—	38,388	119	38,507	—	(38,507)	—
Total Revenues	315,191	109,573	343,693	768,457	—	(38,507)	729,950
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	18,847	—	—	18,847	—	(59)	18,788
Lease Operating Expense	12,494	—	—	12,494	—	(1,623)	10,871
Gathering Operation and Maintenance Expense	9,160	—	—	9,160	—	(65)	9,095
All Other Operation and Maintenance Expense	3,310	30,642	64,444	98,396	—	3,719	102,115
Purchased Gas Expense(2)	—	—	171,777	171,777	—	(36,439)	135,338
Depreciation, Depletion and Amortization Expense(2)	75,456	18,547	17,135	111,138	—	139	111,277
Interest Expense(2)	22,824	11,700	10,927	45,451	131	(825)	44,757
Interest Income	(529)	(1,797)	(445)	(2,771)	—	519	(2,252)
Income Tax Expense (Benefit)(2)	44,879	10,961	16,677	72,517	(82)	(1,066)	71,369
Other Expense (Income) Items(3)	4,580	7,813	(366)	12,027	222	(15)	12,234
Segment Profit: Net Income (Loss)	$124,170	$31,707	$63,544	$219,421	$(271)	$(2,792)	$216,358

Expenditures for Additions to Long-Lived Assets	$123,363	$15,626	$41,867	$180,856	$—	$174	$181,030

	Six Months Ended March 31, 2025
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$567,499	$139,935	$571,998	$1,279,432	$—	$—	$1,279,432
Intersegment Revenues	—	76,251	203	76,454	—	(76,454)	—
Total Revenues	567,499	216,186	572,201	1,355,886	—	(76,454)	1,279,432
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	38,173	—	—	38,173	—	(118)	38,055
Lease Operating Expense	23,145	—	—	23,145	—	(3,210)	19,935
Gathering Operation and Maintenance Expense	15,894	—	—	15,894	—	(129)	15,765
All Other Operation and Maintenance Expense	7,178	57,677	120,704	185,559	—	6,281	191,840
Purchased Gas Expense(2)	—	—	273,249	273,249	—	(72,574)	200,675
Depreciation, Depletion and Amortization Expense(2)	149,274	37,132	33,962	220,368	—	279	220,647
Impairment of Assets (Significant Non-Cash Item)(2)	141,802	—	—	141,802	—	—	141,802
Interest Expense(2)	42,235	23,428	21,643	87,306	248	(5,054)	82,500
Interest Income	(1,208)	(3,803)	(1,094)	(6,105)	—	2,170	(3,935)
Income Tax Expense (Benefit)(2)	38,428	22,138	23,699	84,265	(141)	(1,573)	82,551
Other Expense (Income) Items(3)	8,040	15,452	3,995	27,487	358	408	28,253
Segment Profit: Net Income (Loss)	$104,538	$64,162	$96,043	$264,743	$(465)	$(2,934)	$261,344

Expenditures for Additions to Long-Lived Assets	$258,992	$35,417	$78,298	$372,707	$—	$378	$373,085

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

Table of Content
Note 10 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2026	2025	2026	2025

Service Cost	$861	$1,023	$105	$130
Interest Cost	8,944	9,223	3,836	3,625
Expected Return on Plan Assets	(14,710)	(14,647)	(7,374)	(6,536)
Amortization of Prior Service Cost (Credit)	63	76	(65)	(107)
Amortization of (Gains) Losses	2,421	1,620	152	9
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(2,879)	(2,946)	(3,560)	(4,158)

Net Periodic Benefit Cost (Income)	$(5,300)	$(5,651)	$(6,906)	$(7,037)

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2026	2025	2026	2025

Service Cost	$1,723	$2,046	$210	$259
Interest Cost	17,889	18,446	7,672	7,251
Expected Return on Plan Assets	(29,421)	(29,293)	(14,748)	(13,072)
Amortization of Prior Service Cost (Credit)	126	151	(130)	(214)
Amortization of (Gains) Losses	4,841	3,240	304	18
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(2,977)	(3,111)	(3,709)	(4,885)

Net Periodic Benefit Cost (Income)	$(7,819)	$(8,521)	$(10,401)	$(10,643)

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

Employer Contributions.    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the six months ended March 31, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the six months ended March 31, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026.

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

Table of Content
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

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC in an order issued on June 15, 2023 with rates effective August 1, 2023 (“2023 Rate Order”). The 2023 Rate Order provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million and authorized a new weather normalization adjustment mechanism. On January 28, 2026, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit (Rider I) to refund $7.2 million for customer bill relief. As reflected in a February 19, 2026 PaPUC Order, the filing was suspended until October 29, 2026 by operation of law unless directed otherwise by the PaPUC.

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024 with a cap equivalent to 5% of distribution revenues, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the quarter ended March 31, 2026, Distribution Corporation recovered $2.8 million from customers. The DSIC cap has been met and the Company is unable to earn a return on incremental plant investments. The DSIC will be reset to zero when new base rates become effective as a result of the Company's recent rate filing.

FERC Jurisdiction

    Supply Corporation filed an NGA Section 4 rate case at FERC on April 30, 2026 proposing rate increases to be effective November 1, 2026. Supply Corporation's filing requests an annual cost of service of approximately $404 million, an increase of approximately $95 million from Supply Corporation's settlement of its 2023 rate proceeding. The proposal also includes, among other things, a modernization cost recovery mechanism.

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

Table of Content
financial results for three business segments. For a discussion of the Company's earnings, refer to the Results of Operations section below.

    The Company has continued to pursue development projects to expand its Pipeline and Storage segment. One project on Supply Corporation’s system, referred to as the Tioga Pathway Project, is an expansion and modernization project in northwest Tioga County, Pennsylvania. On May 5, 2025, FERC issued the Section 7(b)/7(c) certificate for the project and on January 8, 2026, FERC issued the Notice to Proceed with Construction. Construction on the Tioga Pathway Project commenced in February 2026. This project has a target in-service date in late calendar 2026.

    Supply Corporation has also announced that it expects to serve as the transporter of natural gas supplies to the Shippingport Power Station, a natural gas power generation facility under development in Beaver County, Pennsylvania, which will support a co-located data center that is currently under development. The project obtained FERC authorization under the Commission’s prior notice regulations on November 7, 2025 and construction commenced in March 2026.

    Supply Corporation has also developed its Line N System Upgrade Project, which will consist of modernization of primarily 1960’s era pipeline in Beaver County, Pennsylvania, as well as minor compressor station and facility upgrades. In April 2026, Supply Corporation executed a long-term precedent agreement with a shipper for 100% of the incremental capacity created by the project. The project has a projected in-service date of late calendar 2028. The Tioga Pathway Project, Shippingport Lateral Project and Line N System Upgrade Project are all discussed in more detail in the Capital Resources and Liquidity section that follows.

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

    In Distribution Corporation's Pennsylvania jurisdiction, Distribution Corporation made a filing with the PaPUC on January 28, 2026 seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit to refund $7.2 million for customer bill relief. As reflected in a February 19, 2026 PaPUC Order, the filing was suspended until October 29, 2026 by operation of law unless directed otherwise by the PaPUC.

    Supply Corporation filed an NGA Section 4 rate case at FERC on April 30, 2026 proposing rate increases to be effective November 1, 2026. Supply Corporation's filing requests an annual cost of service of approximately $404 million, an increase of approximately $95 million from Supply Corporation's settlement of its 2023 rate proceeding. In addition, on March 17, 2025, FERC approved an amendment to Empire's 2019 rate case settlement. This settlement amendment is estimated to decrease Empire's revenues on a yearly basis by approximately $0.5 million. For further discussion of these and other rate matters, refer to the Rate Matters section below.

    On October 20, 2025, the Company entered into the Purchase Agreement with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of CenterPoint Ohio for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas. Closing is expected to occur in the fourth quarter of calendar 2026, pending completion of a review with the PUCO and other customary closing conditions. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller at closing. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. Permanent financing, inclusive of the amount to repay the promissory note, is expected to consist of long-term debt and common equity, along with expected future free cash flow. In that regard, on December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the

Table of Content
Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.4 million.

    In connection with the Purchase Agreement, the Company is a party to commitment letters for a 364-day senior unsecured term loan facility related to the consideration to be paid at closing, and a senior unsecured bridge loan facility related to repayment of the promissory note. The commitment letters are supported by the Commitment Parties and additional banks, all of which are lenders under the Company’s primary credit facility. Together, the commitment letters fully support any portion of the aggregate purchase price that has not been permanently financed.

    As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its exploration and production properties and that book value is subject to a quarterly ceiling test. The Company recorded a non-cash impairment charge under the ceiling test during the quarter ended December 31, 2024 of $108.3 million ($79.1 million after-tax). At March 31, 2026, the ceiling exceeded the book value of the exploration and production properties, and thus, did not result in an impairment charge in the quarter ended March 31, 2026. Please refer to the Critical Accounting Estimates section below for more details on this matter and a sensitivity analysis concerning commodity price changes.

    On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender, and 12 additional lenders. The Credit Agreement provides a $1.3 billion unsecured committed revolving credit facility with an initial maturity date of March 27, 2031. For further discussion of the Credit Agreement, refer to the Capital Resources and Liquidity section below.

    The Company expects to use cash from operations, equity proceeds, and short-term and/or long-term borrowings, as needed, to meet its financing needs for the remainder of fiscal 2026, including any potential funding for the CenterPoint Ohio acquisition and the repayment of its $300.0 million of 5.50% notes with a maturity date in October 2026. The Company continues to evaluate these financing needs and options to meet them. Given the current economic conditions, which include continued inflationary pressures, volatile interest rates and the ongoing impacts of federal policy changes, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs.

CRITICAL ACCOUNTING ESTIMATES

    For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2025 Form 10-K. There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Exploration and Development Costs.  The Company, in its Integrated Upstream and Gathering segment, follows the full cost method of accounting for determining the book value of its exploration and production properties. In accordance with the full cost methodology, the Company is required to perform a quarterly ceiling test. Under the ceiling test, the present value of future revenues from the Company's exploration and production reserves based on an unweighted arithmetic average of first day of the month commodity prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s exploration and production properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor. If the book value of the exploration and production properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of such properties to the calculated ceiling. At March 31, 2026, the ceiling exceeded the book value of the exploration and production properties by approximately $1.6 billion (after-tax). The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2026, based on the quoted Henry Hub spot price for natural gas, was $3.72 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for the twelve months ended March 31, 2026. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.) In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices in the twelve-month period used at March 31, 2026 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company's exploration and production properties by approximately $1.2 billion (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

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

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $247.7 million for the quarter ended March 31, 2026 compared to earnings of $216.4 million for the quarter ended March 31, 2025. The increase in earnings of $31.3 million is primarily the result of higher earnings in the Integrated Upstream and Gathering segment.

    The Company's earnings were $429.3 million for the six months ended March 31, 2026 compared to earnings of $261.3 million for the six months ended March 31, 2025. The increase in earnings of $168.0 million is primarily the result of higher earnings in the Integrated Upstream and Gathering segment.

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

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Integrated Upstream and Gathering	$152,030	$124,170	$27,860	$276,077	$104,538	$171,539
Pipeline and Storage	31,606	31,707	(101)	62,825	64,162	(1,337)
Utility	65,349	63,544	1,805	99,439	96,043	3,396
Total Reportable Segments	248,985	219,421	29,564	438,341	264,743	173,598
All Other	868	(271)	1,139	746	(465)	1,211
Corporate	(2,185)	(2,792)	607	(9,774)	(2,934)	(6,840)
Total Consolidated	$247,668	$216,358	$31,310	$429,313	$261,344	$167,969

Integrated Upstream and Gathering

Integrated Upstream and Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Gas Produced in Appalachia (after Hedging)	$351,523	$310,570	$40,953	$667,378	$557,757	$109,621
Gathering	2,624	3,233	(609)	5,390	6,681	(1,291)
Other	4,676	1,388	3,288	9,277	3,061	6,216
	$358,823	$315,191	$43,632	$682,045	$567,499	$114,546

Table of Content
Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Gas Production (MMcf)	102,004	105,514	(3,510)	211,185	203,232	7,953

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Average Gas Price/Mcf
Weighted Average	$3.92	$3.02	$0.90	$3.33	$2.64	$0.69
Weighted Average After Hedging	$3.45	$2.94	$0.51	$3.16	$2.74	$0.42

2026 Compared with 2025

    Operating revenues for the Integrated Upstream and Gathering segment increased $43.6 million for the quarter ended March 31, 2026 as compared with the quarter ended March 31, 2025. Gas production revenue after hedging increased $41.0 million due to the impact of a $0.51 per Mcf increase in the weighted average price of natural gas after hedging, partially offset by a 3.5 Bcf decrease in natural gas production. The decrease in natural gas production was largely due to weather-driven completion delays and natural gas production declines on producing wells. In addition, other revenue increased $3.3 million primarily due to changes in segment reporting. The change in segment reporting is fully offset in other operating expenses. Slightly offsetting these increases, gathering revenue decreased $0.6 million as a result of natural production declines by producers connected to the Tioga and Trout Run gathering systems.

    Operating revenues for the Integrated Upstream and Gathering segment increased $114.5 million for the six months ended March 31, 2026 as compared with the six months ended March 31, 2025. Gas production revenue after hedging increased $109.6 million due to the impact of a $0.42 per Mcf increase in the weighted average price of natural gas after hedging, coupled with an 8.0 Bcf increase in natural gas production. The increase in natural gas production was largely due to the timing of new wells brought online partially offset by natural gas production declines on producing wells. In addition, other revenue increased $6.2 million primarily due to changes in segment reporting. The change in segment reporting is fully offset in other operating expenses. Slightly offsetting these increases, gathering revenue decreased $1.3 million as a result of natural production declines by producers connected to the Tioga and Trout Run gathering systems.

    The Integrated Upstream and Gathering segment's earnings for the quarter ended March 31, 2026 were $152.0 million, an increase of $27.8 million when compared with earnings of $124.2 million for the quarter ended March 31, 2025. The $27.8 million increase can be attributed to the following factors:

	(Millions)
Higher natural gas prices after hedging	$40.5
Lower interest expense	4.2	(1)
Higher other revenue	2.6
Premiums paid on early redemption of debt	1.7	(2)
Lower natural gas production	(8.2)
Higher depletion expense	(4.0)	(3)
Higher lease operating expenses	(3.8)	(4)
Higher other operating expenses	(3.2)	(5)
Higher income tax expense	(2.0)	(6)
	$27.8

(1)The decrease in interest expense is mainly attributed to lower short-term and long-term intercompany borrowings.

Table of Content
(2)Represents the segment's share of the premiums paid by the Company to redeem long-term debt during the quarter ended March 31, 2025.
(3)The increase in depletion is mainly attributed to a higher depletion rate.
(4)The increase in lease operating expenses was primarily the result of additional third-party gathering and transportation costs combined with higher road maintenance costs.
(5)The increase in other operating expenses is mainly attributed to a change in segment reporting combined with higher gathering operation and maintenance expense and higher abandonment accretion expense. These were partially offset by higher abandonment costs recognized during the quarter ended March 31, 2025.
(6)The increase in income tax expense was primarily driven by an increase in state tax expense due to higher pre-tax income.

    The Integrated Upstream and Gathering segment's earnings for the six months ended March 31, 2026 were $276.1 million, an increase of $171.6 million when compared with earnings of $104.5 million for the six months ended March 31, 2025. The $171.6 million increase can be attributed to the following factors:

	(Millions)
Prior period's impairment of assets	$103.6	(1)
Higher natural gas prices after hedging	69.4
Higher natural gas production	17.2
Lower interest expense	6.8	(2)
Higher other revenue	4.9
Premiums paid on early redemption of debt	1.7	(3)
Earnings impact associated with remeasurement of state deferred income taxes due to ceiling test impairments	1.0	(4)
Higher depletion expense	(12.3)	(5)
Higher lease operating expenses	(8.7)	(6)
Higher other operating expenses	(5.8)	(7)
Higher income tax expense	(4.4)	(8)
Lower gathering revenues	(1.0)
Other items	(0.8)
	$171.6

(1)Includes a ceiling test impairment of $79.1 million and a $24.5 million impairment of certain water disposal assets recorded during the quarter ended December 31, 2024.
(2)The decrease in interest expense is mainly attributed to lower short-term and long-term intercompany borrowings.
(3)Represents the segment's share of the premiums paid by the Company to redeem long-term debt during the six months ended March 31, 2025.
(4)The increase was due to a $1.0 million earnings reduction associated with the remeasurement of state deferred income taxes for the six months ended March 31, 2025.
(5)The increase in depletion is mainly attributed to higher production combined with a higher depletion rate.
(6)The increase in lease operating expenses was primarily the result of additional third-party gathering and transportation costs combined with higher road maintenance costs.
(7)The increase in other operating expenses is mainly attributed to a change in segment reporting combined with higher gathering operation and maintenance and higher abandonment accretion expense. These were partially offset by higher abandonment costs recognized during the six months ended March 31, 2025.
(8)The increase in income tax expense was primarily driven by higher state tax expense due to an increase in pre-tax income.

Table of Content
Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Firm Transportation	$82,747	$82,224	$523	$163,632	$163,310	$322
Interruptible Transportation	301	257	44	424	376	48
	83,048	82,481	567	164,056	163,686	370
Firm Storage Service	25,677	25,288	389	50,814	50,281	533
Other	2,738	1,804	934	3,494	2,219	1,275
	$111,463	$109,573	$1,890	$218,364	$216,186	$2,178

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Firm Transportation	246,946	234,730	12,216	461,019	437,612	23,407
Interruptible Transportation	583	454	129	608	515	93
	247,529	235,184	12,345	461,627	438,127	23,500

2026 Compared with 2025

    Operating revenues for the Pipeline and Storage segment increased $1.9 million for the quarter ended March 31, 2026 as compared with the quarter ended March 31, 2025. The increase in operating revenue was primarily driven by higher other revenues of $0.9 million, along with an increase in transportation revenues of $0.6 million and an increase in storage revenues of $0.4 million. The increase in other revenues primarily reflects an adjustment to match electric surcharge revenues with electric power costs recorded in operation and maintenance. The increase in transportation revenues was primarily attributable to new long-term contracts and rate increases on existing contracts, partially offset by revisions to existing contracts. The increase in storage revenues was primarily attributable to rate increases and deliverability enhancements on existing contracts.

    Operating revenues for the Pipeline and Storage segment increased $2.2 million for the six months ended March 31, 2026 as compared with the six months ended March 31, 2025. The increase in operating revenue was primarily driven by higher other revenues of $1.3 million, along with an increase in storage revenues of $0.5 million and an increase in transportation revenues of $0.4 million. The increase in other revenues primarily reflects an adjustment to match electric surcharge revenues with electric power costs recorded in operation and maintenance expense. The increase in storage revenues was primarily attributable to rate increases and deliverability enhancements on existing contracts coupled with increased commodity revenue driven by colder weather. The increase in transportation revenues was primarily attributable to new long-term contracts and rate increases on existing contracts, partially offset by revisions to existing contracts.

    Transportation volume for the quarter and six months ended March 31, 2026 increased by 12.3 Bcf and 23.5 Bcf, respectively, from the prior year's quarter and six month periods. The increase in transportation volume for both the quarter and six months ended March 31, 2026 is primarily due to increased utilization resulting from colder weather. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

Table of Content
    The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2026 were $31.6 million, a decrease of $0.1 million when compared with earnings of $31.7 million for the quarter ended March 31, 2025. The $0.1 million decrease can be attributed to the following factors:

	(Millions)
Higher operating revenues	$1.5
Higher depreciation expense	(1.1)	(1)
Lower other income	(0.5)	(2)
	$(0.1)

(1)The increase in depreciation expense primarily reflects additional plant in-service.
(2)The decrease in other income was primarily due to a lower average amount outstanding on intercompany short-term notes receivables and a lower weighted average interest rate on those receivables.

    The Pipeline and Storage segment’s earnings for the six months ended March 31, 2026 were $62.8 million, a decrease of $1.4 million when compared with earnings of $64.2 million for the six months ended March 31, 2025. The $1.4 million decrease can be attributed to the following factors:

	(Millions)
Higher operating revenues	$1.7
Lower other income	(1.7)	(1)
Higher depreciation expense	(1.5)	(2)
Other items	0.1
	$(1.4)
(1)The decrease in other income was primarily due to a lower average amount outstanding on intercompany short-term notes receivables and a lower weighted average interest rate on those receivables.
(2)The increase in depreciation expense primarily reflects additional plant in-service.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Retail Sales Revenues:
Residential	$322,348	$256,657	$65,691	$518,975	$428,022	$90,953
Commercial	48,552	37,617	10,935	75,158	60,829	14,329
Industrial	2,536	1,911	625	3,935	3,295	640
	373,436	296,185	77,251	598,068	492,146	105,922
Transportation	47,880	44,781	3,099	80,124	75,402	4,722
Other	4,598	2,727	1,871	6,860	4,653	2,207
	$425,914	$343,693	$82,221	$685,052	$572,201	$112,851

Table of Content
Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Retail Sales:
Residential	32,934	32,111	823	54,775	50,587	4,188
Commercial	5,581	5,420	161	9,130	8,339	791
Industrial	305	302	3	495	501	(6)
	38,820	37,833	987	64,400	59,427	4,973
Transportation	25,502	25,086	416	45,171	42,028	3,143
	64,322	62,919	1,403	109,571	101,455	8,116

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2026	2025	Normal(1)	Prior Year(1)
Buffalo, NY	3,226	3,282	3,116	1.7%	5.3%
Erie, PA	3,023	3,079	3,017	1.9%	2.1%
Six Months Ended March 31,
Buffalo, NY	5,352	5,563	5,000	3.9%	11.3%
Erie, PA	4,917	5,200	4,714	5.8%	10.3%

(1)Percents compare actual 2026 degree days to normal degree days and actual 2026 degree days to actual 2025 degree days.

2026 Compared with 2025

    Operating revenues for the Utility segment increased $82.2 million for the quarter ended March 31, 2026 as compared with the quarter ended March 31, 2025. This increase resulted from a $77.3 million increase in retail gas sales revenue, a $3.1 million increase in transportation revenue and a $1.9 million increase in other revenue. The increase in retail gas sales revenue and transportation revenue reflects higher base delivery rates effective October 1, 2025 from the impact of the implementation of year two of Distribution Corporation's three-year rate settlement in its New York jurisdiction. Additional details regarding the base rate regulatory proceeding can be found in the Rate Matters section below. The increase in retail gas sales revenue also reflects higher revenues collected from customers for purchased gas costs resulting mainly from an increase in the cost of gas sold (per Mcf) as well as a 1.0 Bcf increase in throughput mainly due to colder weather. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation's earnings are not impacted by fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers. Retail gas sales revenue and transportation revenue were also impacted by an increase to revenue from a distribution system improvement charge (“DISC”) modernization tracker in Pennsylvania that became effective in January 2025. For further discussion of the DSIC tracker, refer to the Rate Matters section below. The increase in transportation revenue also reflects a 0.4 Bcf increase in throughput due primarily to colder weather. The increase in other revenue was primarily due to certain net positive revenue adjustments as a result of operational performance of safety performance measures in accordance with the rate settlement ($0.8 million), as well as increases in late payment charges billed to customers ($0.5 million) and capacity release revenues ($0.4 million).

    Operating revenues for the Utility segment increased $112.9 million for the six months ended March 31, 2026 as compared with the six months ended March 31, 2025. This increase resulted from a $105.9 million increase in retail gas sales revenue, a $4.7 million increase in transportation revenue and a $2.2 million increase in other revenue. The increase in retail gas sales revenue and transportation revenue reflects higher base delivery rates effective October 1, 2025 from the impact of the implementation of year two of Distribution Corporation's three-year rate settlement in its New York jurisdiction, as discussed above. The increase in retail gas sales revenue also reflects higher revenues collected from customers for purchased gas costs resulting from an increase in the cost of gas sold (per Mcf) as well as a 5.0 Bcf increase in throughput mainly due to colder weather. Retail gas sales revenue and transportation revenue were also impacted by an increase to revenue from the DISC modernization tracker in Pennsylvania, as discussed above. The increase in transportation revenue also reflects a 3.1 Bcf

Table of Content
increase in throughput due primarily to colder weather. The increase in other revenue was primarily due to certain net positive revenue adjustments as a result of operational performance of safety performance measures in accordance with the rate settlement ($0.8 million), as well as increases in late payment charges billed to customers ($0.8 million) and capacity release revenues ($0.6 million).

    The Utility segment’s earnings for the quarter ended March 31, 2026 were $65.3 million, an increase of $1.8 million when compared with earnings of $63.5 million for the quarter ended March 31, 2025. The increase can be attributed to the following factors:

	(Millions)
Impact of regulatory revenue adjustments	$3.6	(1)
Impact of new base rates in New York	3.1
Higher operating expenses	(2.9)	(2)
Impact of lower customer usage	(1.2)
Higher depreciation expense	(1.2)	(3)
Other items	0.4
	$1.8

(1)Amount primarily reflects an increase in earnings from a DSIC modernization tracker in Pennsylvania that became effective in January 2025 combined with certain other quarterly regulatory true-up adjustments.
(2)The increase in operating expenses is largely attributable to higher personnel costs and higher uncollectible expenses as a result of higher operating revenue.
(3)The increase in depreciation expense is attributable to higher average property, plant and equipment balances.

    The impact of weather variations on earnings in the Utility segment is mitigated by a WNA. The WNA, which covers the eight-month period from October through May, has had a stabilizing effect on customer bills and earnings for the Utility segment. For the quarter ended March 31, 2026, the WNA reduced earnings by approximately $1.1 million in both the Utility segment’s New York and Pennsylvania rate jurisdictions, as the weather was colder than normal on a cycle-bill basis in both jurisdictions. For the quarter ended March 31, 2025, the WNA preserved earnings of approximately $0.6 million in the Utility segment’s New York rate jurisdiction, as the weather was warmer than normal on a cycle-bill basis. The earnings preserved by the WNA in the Utility segment's Pennsylvania rate jurisdiction for the quarter ended March 31, 2025 were negligible.

    The Utility segment’s earnings for the six months ended March 31, 2026 were $99.4 million, an increase of $3.4 million when compared with earnings of $96.0 million for the six months ended March 31, 2025. The increase can be attributed to the following factors:

	(Millions)
Impact of new base rates in New York	$6.1
Impact of regulatory revenue adjustments	4.6	(1)
Impact of higher customer usage	1.6
Higher other operating revenues	1.3
Higher operating expenses	(6.7)	(2)
Higher depreciation expense	(2.5)	(3)
Higher interest expense	(0.9)	(4)
Other items	(0.1)
	$3.4

(1)Amount primarily reflects an increase in earnings from a DSIC modernization tracker in Pennsylvania that became effective in January 2025 combined with certain other quarterly regulatory true-up adjustments.
(2)The increase in operating expenses is largely attributable to higher personnel costs and higher uncollectible expenses as a result of higher operating revenue.
(3)The increase in depreciation expense is attributable to higher average property, plant and equipment balances.
(4)The increase in interest expenses is mainly attributed to an increase in long-term intercompany debt balances.

Table of Content
    For the six months ended March 31, 2026, the WNA reduced earnings by approximately $1.9 million and $2.0 million, respectively, in the Utility segment’s New York and Pennsylvania rate jurisdictions, as the weather was colder than normal on a cycle-bill basis in both jurisdictions. For the six months ended March 31, 2025, the WNA preserved earnings in the Utility segment’s New York rate jurisdiction of approximately $2.6 million and preserved earnings in the Utility segment’s Pennsylvania rate jurisdiction of approximately $1.2 million, as the weather was warmer than normal on a cycle-bill basis in both jurisdictions.

ALL OTHER AND CORPORATE OPERATIONS

2026 Compared with 2025

    All Other and Corporate operations reported a net loss of $1.3 million for the quarter ended March 31, 2026, a reduction of $1.8 million when compared with a net loss of $3.1 million for the quarter ended March 31, 2025. The reduction was primarily attributable to a net interest benefit arising from the December 2025 equity issuance ($2.6 million). While the proceeds of the equity issuance are intended for the pending acquisition of CenterPoint Ohio, in the short term those proceeds have created some interest income and, to a larger extent, have reduced borrowings and interest expense. Additional factors contributing to the reduction in net loss were an increase in income from life insurance policies ($1.1 million) and higher income from unconsolidated subsidiaries ($1.2 million). Partially offsetting these decreases to net loss were a decrease in interest income earned on temporary cash investments ($0.7 million), external costs associated with the Company's planned acquisition of CenterPoint Ohio ($1.9 million) and higher internal labor costs ($0.6 million). Refer to Part I, Item 1 at Note 2 - Pending Acquisition for further discussion of this acquisition.

    For the six months ended March 31, 2026, All Other and Corporate operations reported a net loss of $9.0 million, an increase of $5.6 million when compared with a net loss of $3.4 million for the six months ended March 31, 2025. The increase was primarily attributable to external costs associated with the Company's planned acquisition ($7.8 million), as mentioned above, and higher operating expenses ($2.0 million) primarily attributable to an increase in internal labor costs, employee benefits and legal and consulting fees. Partially offsetting these increases, there was a net interest benefit from the December 2025 equity issuance ($3.0 million), as mentioned above, and higher income from unconsolidated subsidiaries ($1.2 million).

Other Income (Deductions)

    Net other income on the Consolidated Statements of Income was $17.0 million for the quarter ended March 31, 2026, compared to net other income of $15.2 million for the quarter ended March 31, 2025, for an increase of $1.8 million. This increase can be attributed primarily to higher income from unconsolidated subsidiaries of $1.4 million and a $1.1 million increase in income from life insurance policies. Partially offsetting these increases was a $0.8 million decrease in non-service pension and post-retirement benefit income.

    Net other income on the Consolidated Statements of Income was $25.2 million for the six months ended March 31, 2026, compared to net other income of $23.0 million for the six months ended March 31, 2025, for an increase of $2.2 million. This increase can be attributed primarily to higher income from unconsolidated subsidiaries of $1.6 million, along with an increase in interest income on deferred gas costs of $1.2 million and the nonrecurrence of a $0.7 million revaluation adjustment for contingent consideration that reduced other income during the six months ended March 31, 2025. Partially offsetting these increases was a $1.4 million decrease in non-service pension and post-retirement benefit income.

Interest Expense on Long-Term Debt

    Interest expense on long-term debt on the Consolidated Statement of Income decreased $9.6 million for the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025. For the six months ended March 31, 2026, interest expense on long-term debt decreased $9.4 million as compared with the six months ended March 31, 2025. The decrease in interest expense for both the quarter and six months ended March 31, 2026 was due to lower debt outstanding. The Company repaid a $300 million delayed draw term loan in January 2026. On February 19, 2025, the Company issued $500 million of 5.50% notes and $500 million of 5.95% notes. On March 6, 2025, the Company redeemed $450 million of 5.20% notes and $500 million of 5.50% notes and paid early redemption premiums totaling $2.4 million that were recorded as interest expense on long-term debt in the Integrated Upstream and Gathering segment.

Table of Content
Other Interest Expense

    Other interest expense on the Consolidated Statement of Income decreased $1.4 million for the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025. This decrease was primarily due to lower average short term debt balances. For the six months ended March 31, 2026, other interest expense increased $4.0 million as compared to the six months ended March 31, 2025. This increase was primarily due to financing costs incurred associated with the Company's acquisition of CenterPoint Ohio's natural gas utility.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary source of cash during the six-month period ended March 31, 2026 consisted of cash provided by operating activities and net proceeds from the issuance of common stock. The Company’s primary source of cash during the six-month period ended March 31, 2025 consisted of cash provided by operating activities and net proceeds from short-term and long-term borrowings.

    The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During the remainder of 2026, the Company expects to use cash provided by operating activities and short-term borrowings to fund the Company's capital expenditures. In January 2026, the Company repaid the $300.0 million delayed draw term loan that was scheduled to mature in February 2026. Looking forward to 2027, based on current forward commodity prices, cash provided by operating activities is expected to exceed capital expenditures. These cash flow projections do not include the impact of the CenterPoint Ohio acquisition, the repayment of the Company's $300.0 million of 5.50% notes with a maturity date in 2026 or the impact of other acquisitions or divestitures that may arise in the future.

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

    Net cash provided by operating activities totaled $657.3 million for the six months ended March 31, 2026, an increase of $183.4 million compared with $473.9 million provided by operating activities for the six months ended March 31, 2025. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Integrated Upstream and Gathering segment. The increase in the Integrated Upstream and Gathering segment is primarily due to higher

Table of Content
natural gas prices and production in the Appalachian region combined with the timing of cash receipts and hedge settlements associated with that production.

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $455.7 million during the six months ended March 31, 2026 and $373.1 million during the six months ended March 31, 2025.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2026		2025		Increase (Decrease)
(Millions)
Integrated Upstream and Gathering:
Capital Expenditures	$307.6	(1)	$259.0	(2)	$48.6
Pipeline and Storage:
Capital Expenditures	74.6	(1)	35.4	(2)	39.2
Utility:
Capital Expenditures	73.6	(1)	78.3	(2)	(4.7)
All Other:
Capital Expenditures	0.4		0.4		—
Eliminations	(0.5)		—		(0.5)
	$455.7		$373.1		$82.6

(1)At March 31, 2026, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $71.6 million, $5.1 million and $6.0 million, respectively, of non-cash capital expenditures. At September 30, 2025, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $87.9 million, $19.4 million and $18.0 million, respectively, of non-cash capital expenditures.

(2)At March 31, 2025, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $51.6 million, $2.4 million and $4.8 million, respectively, of non-cash capital expenditures. At September 30, 2024, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $85.0 million, $14.4 million and $20.6 million, respectively, of non-cash capital expenditures.

Integrated Upstream and Gathering

    The Integrated Upstream and Gathering segment capital expenditures for the six months ended March 31, 2026 were primarily upstream well drilling and completion expenditures in the Appalachian region, including $194.6 million spent in the Utica Shale area and $68.4 million spent in the Marcellus Shale area. These amounts included approximately $188.9 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Trout Run and Tioga gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

    The Integrated Upstream and Gathering segment capital expenditures for the six months ended March 31, 2025 were primarily upstream well drilling and completion expenditures in the Appalachian region, including $137.8 million spent in the Utica Shale area and $84.3 million spent in the Marcellus Shale area. These amounts included approximately $105.4 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Tioga and Trout Run gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online and system optimization, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2026 and March 31, 2025 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions. In

Table of Content
addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2026 included expenditures related to Supply Corporation's Tioga Pathway Project ($8.4 million) and Shippingpoint Lateral Project ($12.6 million), both of which are discussed below.

    In addition, due to the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia, specifically in the Marcellus and Utica Shale producing areas, Supply Corporation and Empire have completed and continue to pursue expansion projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines, on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems, including projects to support regional demand for power generation to support the electric grid and data center development and storage enhancements. Expansion and modernization projects where the Company has forecasted a significant amount of investment in preliminary survey and investigation costs and/or capital expenditures, and where a precedent agreement has been executed, are discussed below.

    Supply Corporation has designed a project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity lease, providing access to Mid-Atlantic markets (“Tioga Pathway Project”). The Tioga Pathway Project involves the construction of approximately 19 miles of new pipeline and the replacement of approximately four miles of existing pipeline on the Supply Corporation system. Supply Corporation has executed a Precedent Agreement with Seneca for 190,000 Dth per day of transportation capacity and filed a Section 7(b)/7(c) application with the FERC on August 21, 2024. FERC issued the Section 7(b)/7(c) certificate on May 5, 2025 and on January 8, 2026, FERC issued the Notice to Proceed with Construction. Construction on the Tioga Pathway Project commenced in February 2026. This project has a projected in-service date of late calendar year 2026 and an estimated capital cost of approximately $101 million. As of March 31, 2026, approximately $13.5 million has been capitalized as Construction Work in Progress for this project.

    Additionally, Supply Corporation concluded an open season on February 26, 2025, and based on interest in that open season, designed a project that would allow for the transportation of 205,000 Dth per day of natural gas supplies from its existing Line N pipeline system to a new interconnection with the Shippingport Power Station, a natural gas power generation facility under development in Beaver County, Pennsylvania, which will support a co-located data center that is currently under development (the “Shippingport Lateral Project”). In order to provide this new natural gas transportation capacity, Supply Corporation will construct an approximately 7.5 mile pipeline lateral from its existing Line N pipeline system to a direct interconnection with the facility with the incremental capacity expected to come online in late calendar 2026 and an estimated capital cost of approximately $57 million. Supply Corporation has executed a Precedent Agreement with Shippingport Power Station, LLC, the facility developer, for 100% of the capacity for the Shippingport Lateral Project and filed an application with FERC under the Commission’s prior notice regulations on August 29, 2025. The project obtained FERC authorization on November 7, 2025 and construction commenced in March 2026. As of March 31, 2026, approximately $12.8 million has been capitalized as Construction Work in Progress for this project.

    Supply Corporation has also developed its Line N System Upgrade Project, which will consist of modernization of primarily 1960’s era pipeline in Beaver County, Pennsylvania, as well as minor compressor station and facility upgrades, to create approximately 94,000 Dth per day of additional natural gas transportation capacity from a new interconnection on the southern portion of Supply’s Line N system in Greene County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Mercer. In April 2026, Supply Corporation executed a long-term precedent agreement with a shipper for 100% of the incremental capacity created by the project. The project has a projected in-service date of late calendar 2028 and an estimated capital cost of approximately $93 million. As of March 31, 2026, $0.3 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at March 31, 2026.

Utility

    The majority of the Utility segment capital expenditures for the six months ended March 31, 2026 and March 31, 2025 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

Table of Content
Project Funding

    During the six months ended March 31, 2026 and fiscal 2025, the Company has financed capital expenditures with cash from operations and short-term debt. Going forward, the Company expects to use cash from operations, equity proceeds, and short-term or long-term borrowings, as needed, to finance capital expenditures. The level of short-term and/or long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production and the associated commodity price realizations in the Integrated Upstream and Gathering segment. It will also likely depend on the timing of gas cost and base rate recovery in the Utility segment as well as the timing of base rate recovery in the Pipeline and Storage segment.

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

Financing Cash Flow

    Consolidated short-term debt decreased $108.9 million when comparing the balance sheet at March 31, 2026 to the balance sheet at September 30, 2025. The maximum amount of short-term debt outstanding during the six months ended March 31, 2026 was $311.0 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing items such as capital expenditures, asset purchases, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As of March 31, 2026, the Company had outstanding commercial paper of $41.3 million and did not have any short-term notes payable to banks.

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

Table of Content
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

    Subject to the conditions in the respective commitment letters, the commitments under the Term Loan Facility and the Bridge Facility (together, the “Commitments”) may be reduced by proceeds of certain additional indebtedness that may be incurred by the Company and certain equity offerings of the Company to finance the Transaction. On December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.4 million. The net proceeds of the issuance reduced the commitments under the Term Loan Facility to $1.08 billion. The Company expects to further reduce the Commitments through additional financings, possibly to zero, prior to the closing date of the Transaction or the scheduled maturity of the Seller Note Facility, as applicable, but there can be no assurance such financings will occur and any such expectation is subject to market conditions.

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

    On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender, and 12 additional lenders. The Credit Agreement amended and restated that certain credit agreement, dated as of February 28, 2022, among the Company, JPMorgan Chase Bank, N. A., as administrative agent, and the lenders party thereto. The Credit Agreement provides a $1.3 billion unsecured committed revolving credit facility, an increase of $300 million from the prior agreement. The facility has an initial maturity date of March 27, 2031. The Company may use the proceeds of loans under the Credit Agreement (a) to repay its (i) obligations under its commercial paper program, (ii) other short term credit facilities and (iii) maturing long-term debt obligations, (b) for general corporate purposes of the Company and its subsidiaries in the ordinary course of business, including for working capital, capital expenditure and other lawful corporate purposes and (c) to fund certain permitted acquisitions, including the CenterPoint Ohio acquisition, and other investments.

    The total amount available to be issued under the Company’s commercial paper program is $500 million. The commercial paper program is backed by the Credit Agreement. The Company also has two uncommitted lines of credit with financial institutions for general corporate purposes. Borrowings under these uncommitted lines of credit would be made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institution and are reviewed

Table of Content
on an annual basis. Other financial institutions may also provide the Company with uncommitted or discretionary lines of credit in the future.

    On February 14, 2024, the Company entered into a term loan agreement (the “Term Loan Agreement”) with six of the 12 banks that were then lenders under the Company's prior primary revolving credit agreement. The Term Loan Agreement provided a $300.0 million unsecured committed delayed draw term loan facility with a maturity date of February 14, 2026, and the Company had the ability to select interest periods of one, three or six months for borrowings. Borrowings under the Term Loan Agreement bore interest at a rate equal to SOFR for the applicable interest period, plus an adjustment of 0.10%, plus a spread of 1.375%. On January 22, 2026, the Company repaid all outstanding obligations under the Term Loan Agreement, and the agreement was terminated.

    The Credit Agreement provides that the Company’s debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company’s total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018. Since that date, the Company recorded non-cash, after-tax ceiling test impairments totaling $797.0 million. As a result, at March 31, 2026, $398.5 million was added back to the Company’s total capitalization for purposes of calculating the debt to capitalization ratio under the Credit Agreement. In addition, for purposes of calculating the debt to capitalization ratio, the following amounts included in Accumulated Other Comprehensive Income (Loss) on the Company’s consolidated balance sheet will be excluded from the determination of comprehensive shareholders’ equity: all unrealized gains or losses on commodity-related derivative financial instruments, and up to $10 million in unrealized gains or losses on other derivative financial instruments. As a result of these exclusions, such unrealized gains or losses will not positively or negatively affect the calculation of the debt to capitalization ratio. Finally, for purposes of calculating the debt to capitalization ratio, the Company’s $1.2 billion obligation under the Seller Note Facility, which is to be incurred at the closing of the Transaction, will be excluded from the definition of consolidated indebtedness upon such time and to the extent that the Company, in accordance with the Seller Note Agreement, deposits with a paying agent funds for defeasance of the Seller Note Facility.

    At March 31, 2026, the Company’s debt to capitalization ratio, as calculated under the Credit Agreement, was 0.37. The constraints specified in the Credit Agreement would have permitted an additional $5.26 billion in short-term and/or long-term debt to be outstanding at March 31, 2026 before the Company’s debt to capitalization ratio exceeded 0.65.

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

    The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $125.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $125.0 million or more to cause, such indebtedness to become due prior to its stated maturity.

    On February 19, 2025, the Company issued $500.0 million of 5.50% notes due March 15, 2030 and $500.0 million of 5.95% notes due March 15, 2035. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $495.2 million and $493.5 million, respectively. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade. Additionally, the interest rate payable on the notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 7.50% on the 5.50% notes and 7.95% on the 5.95% notes, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company's credit rating is subsequently upgraded. The proceeds of these debt issuances were used for general corporate purposes, including the March 6, 2025 redemptions of $450.0 million of the Company's 5.20% notes that were scheduled to mature in July 2025 and $500.0 million of the Company's 5.50% notes that were scheduled to mature in January 2026. The Company redeemed those notes for $450.8 million and $503.3 million, respectively, plus accrued interest. The remaining proceeds of the debt issuances were used

Table of Content
to repay a portion of short-term borrowings the Company incurred to fund a trust for the benefit of holders of the 7.38% notes outstanding under the Company's 1974 indenture.

    The Current Portion of Long-Term Debt at March 31, 2026 consisted of $300.0 million of 5.50% notes with a maturity date in October 2026. The Current Portion of Long-Term Debt at September 30, 2025 consisted of a $300.0 million long-term delayed draw term loan with a maturity date in February 2026 that was repaid in January 2026. The Company's present liquidity position is believed to be adequate to satisfy known demands.

    The Company’s embedded cost of long-term debt was 4.81% at March 31, 2026 and 4.97% at March 31, 2025.

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

    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the six months ended March 31, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the six months ended March 31, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026.

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

    The authoritative guidance for fair value measurements and disclosures requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2026, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

Table of Content
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

Pennsylvania Jurisdiction

    Distribution Corporation’s current delivery rates in its Pennsylvania jurisdiction were approved by the PaPUC in an order issued on June 15, 2023 with rates effective August 1, 2023 (“2023 Rate Order”). The 2023 Rate Order provided for, among other things, an increase in Distribution Corporation’s annual base rate operating revenues of $23 million and authorized a new weather normalization adjustment mechanism. On January 28, 2026, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit (Rider I) to refund $7.2 million for customer bill relief. As reflected in a February 19, 2026 PaPUC Order, the filing was suspended until October 29, 2026 by operation of law unless directed otherwise by the PaPUC.

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge ("DSIC") to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024 with a cap equivalent to 5% of distribution revenues, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. During the quarter ended March 31, 2026, Distribution Corporation recovered $2.8 million from customers. The DSIC cap has been met and the Company is unable to earn a return on incremental plant investments. The DSIC will be reset to zero when new base rates become effective as a result of the Company's recent rate filing.

Pipeline and Storage

    Supply Corporation filed an NGA Section 4 rate case at FERC on April 30, 2026 proposing rate increases to be effective November 1, 2026. Supply Corporation's filing requests an annual cost of service of approximately $404 million, an increase of approximately $95 million from Supply Corporation's settlement of its 2023 rate proceeding. The proposal also includes, among other things, a modernization cost recovery mechanism.

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

Table of Content
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

    Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. In New York, the CLCPA, which was passed in 2019, mandates reducing greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. Statements from New York's Governor and the state's 2025 New York State Energy Plan acknowledge that the near term targets of the statute may not be achievable in the required timeframes. The NYPSC has initiated and/or modified various proceedings in an effort to help the State meet these emissions reduction targets. In May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to certain exemptions, and in December 2025 the Governor approved legislation that will require residential natural gas service applicants to pay the installation costs for the first 100 feet of facilities necessary to provide natural gas service commencing December 19, 2026. The May 2023 legislation is subject to ongoing litigation, with the parties agreeing, in November 2025, to suspend the requirements of the legislation pending resolution of appellate proceedings. In addition, the NYDEC, in conjunction with the New York State Energy Research and Development Authority, has engaged in certain efforts to develop a cap-and-invest program in the state, although issuance of certain key regulations necessary to implement the program has been delayed. In October 2025, a New York State Supreme Court judge issued an order requiring the NYDEC to promulgate regulations in accordance with the CLCPA by February 6, 2026. An appeal of that order, filed by NYDEC on November 25, 2025, stayed all proceedings to enforce the order pending resolution of the appeal. The above-enumerated initiatives could impact the Company's customer base and assets, and could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also reduce demand for natural gas and delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by federal and state administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. Federal, state or local governments may also provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

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

Table of Content
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

Table of Content
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2025 Form 10-K, as amended by Item 1A of Part II of the Company's Form 10-Q for the quarter ended December 31, 2025, have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On January 2, 2026, the Company issued a total of 5,410 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company’s Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 541 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2026. The Company issued an additional 689 unregistered shares in the aggregate on January 15, 2026 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”), as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2026	10,889	$79.54	—	$82,094,302
Feb. 1 - 28, 2026	11,174	$84.32	—	$82,094,302
Mar. 1 - 31, 2026	9,620	$92.92	—	$82,094,302
Total	31,683	$85.29	—	$82,094,302
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes, and (iii) shares of common stock of the Company, if any, purchased on the open market pursuant to the Company's share repurchase program. Of the 31,683 shares purchased other than through a publicly announced share repurchase program, 30,955 were purchased for the Company's 401(k) plans and 728 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)On March 8, 2024, the Company’s Board of Directors authorized the repurchase of up to $200 million of shares of the Company’s common stock. The calculation of the dollar value of shares remaining available for purchase excludes excise taxes and brokerage fees paid by the Company in connection with the repurchase program which in the aggregate totaled $1.07 million from the beginning of the program to March 31, 2026. Repurchases may be made from time to time in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. In light of the Company’s agreement to acquire CenterPoint Ohio’s natural gas utility, repurchases under the program have been suspended. The repurchase program has no expiration date.

Item 5.  Other Information

Trading Arrangements

    During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5–1 trading arrangement” or any “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Table of Content

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

•
Amended and Restated Credit Agreement, dated as of March 27, 2026, among the Company, the Lenders party thereto, and PNC Bank National Association, as Administrative Agent (Exhibit 10.1, Form 8-K dated March 27, 2026)*

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2026 and 2025.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2026 and 2025, (iii) the Consolidated Balance Sheets at March 31, 2026 and September 30, 2025, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  April 30, 2026