Form 10-Q
period 2026-06-30
NATIONAL FUEL GAS CO
filed 2026-07-30
CIK 70145

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at July 29, 2026: 95,045,099 shares.

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

Table of Content
Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2026	2025	2026	2025
INCOME
Operating Revenues:
Utility Revenues	$165,422	$157,446	$850,258	$729,445
Integrated Upstream and Gathering Revenues	302,516	306,402	984,561	873,901
Pipeline and Storage Revenues	69,559	67,982	212,558	207,916
	537,497	531,830	2,047,377	1,811,262

Operating Expenses:
Purchased Gas	29,878	27,986	323,335	228,661
Operation and Maintenance:
Utility	60,592	56,053	187,549	174,744
Integrated Upstream and Gathering and Other	63,534	47,137	180,904	137,312
Pipeline and Storage	31,013	29,814	88,459	86,544
Property, Franchise and Other Taxes	22,482	24,180	72,519	71,450
Depreciation, Depletion and Amortization	121,058	116,408	362,412	337,055
Impairment of Assets	—	—	—	141,802
	328,557	301,578	1,215,178	1,177,568
Operating Income	208,940	230,252	832,199	633,694
Other Income (Expense):
Other Income (Deductions)	11,866	8,534	37,100	31,486
Interest Expense on Long-Term Debt	(33,181)	(34,333)	(96,776)	(107,356)
Other Interest Expense	(2,831)	(3,556)	(16,344)	(13,033)
Income Before Income Taxes	184,794	200,897	756,179	544,791
Income Tax Expense	46,173	51,079	188,245	133,629

Net Income Available for Common Stock	138,621	149,818	567,934	411,162

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	2,340,168	1,855,366	2,012,529	1,727,326
	2,478,789	2,005,184	2,580,463	2,138,488
Share Repurchases under Repurchase Plan	—	(3,311)	—	(43,389)
Dividends on Common Stock	(52,745)	(48,340)	(154,419)	(141,566)
Balance at June 30	$2,426,044	$1,953,533	$2,426,044	$1,953,533

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.46	$1.66	$6.06	$4.54
Diluted:
Net Income Available for Common Stock	$1.45	$1.64	$6.01	$4.51
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	95,034,935	90,358,018	93,730,191	90,546,228
Used in Diluted Calculation	95,736,482	91,139,556	94,445,771	91,247,547
Dividends Per Common Share:
Dividends Declared	$0.555	$0.535	$1.625	$1.565
See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2025
Net Income Available for Common Stock	$138,621	$149,818	$567,934	$411,162
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	69,729	148,888	116,637	(113,675)
Reclassification Adjustment for Realized Gains on Derivative Financial Instruments in Net Income	(58,170)	(2,258)	(22,684)	(23,601)
Other Comprehensive Income (Loss), Before Tax	11,559	146,630	93,953	(137,276)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	18,669	40,070	31,229	(30,593)
Reclassification Adjustment for Income Tax Expense on Realized Gains from Derivative Financial Instruments in Net Income	(15,575)	(608)	(6,074)	(6,352)
Income Taxes (Benefits) – Net	3,094	39,462	25,155	(36,945)
Other Comprehensive Income (Loss)	8,465	107,168	68,798	(100,331)
Comprehensive Income	$147,086	$256,986	$636,732	$310,831

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	September 30, 2025
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$16,097,040	$15,406,329
Less - Accumulated Depreciation, Depletion and Amortization	8,002,972	7,693,687
	8,094,068	7,712,642
Current Assets
Cash and Temporary Cash Investments	1,235,178	43,166
Receivables – Net of Allowance for Uncollectible Accounts of $23,611 and $17,099, Respectively	227,913	180,801
Unbilled Revenue	16,916	16,219
Gas Stored Underground	12,838	33,468
Materials and Supplies - at average cost	51,232	50,545
Unrecovered Purchased Gas Costs	2,136	5,769
Other Current Assets	67,660	80,759
	1,613,873	410,727

Other Assets
Recoverable Future Taxes	98,996	89,247
Unamortized Debt Expense	5,821	6,236
Other Regulatory Assets	123,464	135,486
Deferred Charges	117,345	73,941
Other Investments	66,946	68,346
Goodwill	5,476	5,476
Prepaid Pension and Post-Retirement Benefit Costs	187,737	169,228
Fair Value of Derivative Financial Instruments	127,630	39,388
Other	10,411	8,387
	743,826	595,735

Total Assets	$10,451,767	$8,719,104

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	September 30, 2025
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 95,035,675 Shares and 90,379,095 Shares, Respectively	$95,036	$90,379
Paid in Capital	1,393,023	1,050,918
Earnings Reinvested in the Business	2,426,044	2,012,529
Accumulated Other Comprehensive Income (Loss)	9,576	(59,222)
Total Comprehensive Shareholders’ Equity	3,923,679	3,094,604
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	3,567,401	2,382,861
Total Capitalization	7,491,080	5,477,465

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	150,200
Current Portion of Long-Term Debt	—	300,000
Accounts Payable	146,096	184,046
Amounts Payable to Customers	752	968
Dividends Payable	52,745	48,353
Interest Payable on Long-Term Debt	34,475	14,393
Customer Advances	—	17,188
Customer Security Deposits	27,723	29,853
Other Accruals and Current Liabilities	241,398	174,689
Fair Value of Derivative Financial Instruments	1,027	6,074
	504,216	925,764

Other Liabilities
Deferred Income Taxes	1,353,287	1,225,262
Taxes Refundable to Customers	302,149	306,335
Cost of Removal Regulatory Liability	319,921	307,659
Other Regulatory Liabilities	116,935	121,944
Other Post-Retirement Liabilities	3,768	5,252
Asset Retirement Obligations	223,021	236,787
Other Liabilities	137,390	112,636
	2,456,471	2,315,875
Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$10,451,767	$8,719,104

See Notes to Condensed Consolidated Financial Statements

Table of Content
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(Thousands of U.S. Dollars)	2026	2025
OPERATING ACTIVITIES
Net Income Available for Common Stock	$567,934	$411,162
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Assets	—	141,802
Depreciation, Depletion and Amortization	362,412	337,055
Deferred Income Taxes	88,936	60,754
Premiums Paid on Early Redemption of Debt	413	2,385
Stock-Based Compensation	14,801	15,721
Other	17,695	19,296
Change in:
Receivables and Unbilled Revenue	(47,233)	(95,254)
Gas Stored Underground and Materials and Supplies	19,943	18,803
Unrecovered Purchased Gas Costs	3,633	(2,903)
Other Current Assets	13,054	28,038
Accounts Payable	2	1,744
Amounts Payable to Customers	(216)	(18,445)
Customer Advances	(17,188)	(19,373)
Customer Security Deposits	(2,130)	(7,526)
Other Accruals and Current Liabilities	57,892	44,283
Other Assets	(15,919)	(35,348)
Other Liabilities	(29,494)	(39,918)
Net Cash Provided by Operating Activities	1,034,535	862,276

INVESTING ACTIVITIES
Capital Expenditures	(764,515)	(627,316)
Other	10,302	9,352
Net Cash Used in Investing Activities	(754,213)	(617,964)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	(150,200)	(29,200)
Net Proceeds from Issuance of Long-Term Debt	1,481,195	988,731
Shares Repurchased Under Repurchase Plan	—	(54,430)
Reduction of Long-Term Debt	(601,239)	(1,004,086)
Dividends Paid on Common Stock	(150,027)	(140,098)
Net Proceeds from Common Stock Sale	338,396	—
Net Repurchases of Common Stock Under Stock and Benefit Plans	(6,435)	(4,134)
Net Cash Provided by (Used in) Financing Activities	911,690	(243,217)
Net Increase in Cash and Cash Equivalents	1,192,012	1,095
Cash and Cash Equivalents at October 1	43,166	38,222
Cash and Cash Equivalents at June 30	$1,235,178	$39,317

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$105,293	$88,627
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

    The earnings for the nine months ended June 30, 2026 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2026.  Most of the business of the Utility segment is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility segment, earnings during the winter months normally represent a substantial part of the earnings that this business is expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 9 – Business Segment Information.

Consolidated Statements of Cash Flows. The Statement of Cash Flows for the nine months ended June 30, 2026 and nine months ended June 30, 2025 reconciles the net increase in cash and cash equivalents, which consists solely of cash and temporary cash investments for the periods presented. The Company did not have any restricted cash at June 30, 2026, October 1, 2025, June 30, 2025 or October 1, 2024. The Company considers all highly liquid debt instruments purchased with a maturity date of generally three months or less to be cash equivalents. Cash and Temporary Cash Investments at June 30, 2026 includes cash proceeds from the June 2026 debt issuance reported as a financing activity in the Statement of Cash Flows. The debt issuance is discussed in more detail in Note 7 – Capitalization.

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

Table of Content
    Activity in the allowance for uncollectible accounts for the nine months ended June 30, 2026 and 2025 are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Discounts on Purchased Receivables	Net Accounts Receivable Written-Off	Balance at End of Period
Nine Months Ended June 30, 2026
Allowance for Uncollectible Accounts	$17,099	$14,903	$912	$(9,303)	$23,611
Nine Months Ended June 30, 2025
Allowance for Uncollectible Accounts	$26,194	$17,758	$807	$(21,027)	$23,732

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year as storage quantities are withdrawn and increases in the third and fourth quarters as storage quantities are replenished.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $19.8 million at June 30, 2026, is reduced to zero by September 30 of each year as the inventory is replenished.

Property, Plant and Equipment.  In the Company’s Integrated Upstream and Gathering segment, upstream property acquisition, exploration and development costs are accounted for under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center. The Company's capitalized costs relating to exploration and production activities, net of accumulated depreciation, depletion and amortization, were $2.64 billion and $2.46 billion at June 30, 2026 and September 30, 2025, respectively.

    Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. Such costs amounted to $112.5 million and $112.4 million at June 30, 2026 and September 30, 2025, respectively. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

    Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying commodity pricing (as adjusted for hedging) to estimated future production of proved reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unproved properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The commodity prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of first day of the month commodity price for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent non-cash impairment is required to be charged to earnings in that quarter. At June 30, 2026, the ceiling exceeded the book value of the exploration and production properties by approximately $1.4 billion. The book value of the exploration and production properties exceeded the ceiling at December 31, 2024. As such, the Company recognized a non-cash, pre-tax ceiling test impairment charge in the Integrated Upstream and Gathering segment of $108.3 million for the quarter ended December 31, 2024. A deferred income tax benefit of $29.2 million related to the non-cash impairment charge was also recognized for the quarter ended December 31, 2024. In adjusting estimated future net cash flows for hedging under the ceiling test at June 30, 2026, estimated future net cash flows were increased by $67.8 million.

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

    The principal assets of the Utility and Pipeline and Storage segments, consisting primarily of gas distribution pipelines, transmission pipelines, storage facilities and compressor stations, are recorded at historical cost. There were no indications of any impairments to property, plant and equipment in the Utility and Pipeline and Storage segments at June 30, 2026.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) and changes for the nine months ended June 30, 2026 and 2025, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended June 30, 2026
Balance at April 1, 2026	$80,283	$(79,172)	$1,111
Other Comprehensive Gains and Losses Before Reclassifications	51,060	—	51,060
Amounts Reclassified From Other Comprehensive Income	(42,595)	—	(42,595)
Balance at June 30, 2026	$88,748	$(79,172)	$9,576
Nine Months Ended June 30, 2026
Balance at October 1, 2025	$19,950	$(79,172)	$(59,222)
Other Comprehensive Gains and Losses Before Reclassifications	85,408	—	85,408
Amounts Reclassified From Other Comprehensive Income	(16,610)	—	(16,610)
Balance at June 30, 2026	$88,748	$(79,172)	$9,576
Three Months Ended June 30, 2025
Balance at April 1, 2025	$(151,700)	$(71,275)	$(222,975)
Other Comprehensive Gains and Losses Before Reclassifications	108,818	—	108,818
Amounts Reclassified From Other Comprehensive Loss	(1,650)	—	(1,650)
Balance at June 30, 2025	$(44,532)	$(71,275)	$(115,807)
Nine Months Ended June 30, 2025
Balance at October 1, 2024	$55,799	$(71,275)	$(15,476)
Other Comprehensive Gains and Losses Before Reclassifications	(83,082)	—	(83,082)
Amounts Reclassified From Other Comprehensive Loss	(17,249)	—	(17,249)
Balance at June 30, 2025	$(44,532)	$(71,275)	$(115,807)

Table of Content
Reclassifications Out of Accumulated Other Comprehensive Income (Loss).  The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the nine months ended June 30, 2026 and 2025 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$58,258	$2,515	$22,959	$24,409	Operating Revenues
Foreign Currency Contracts	(88)	(257)	(275)	(808)	Operating Revenues
	58,170	2,258	22,684	23,601	Total Before Income Tax
	(15,575)	(608)	(6,074)	(6,352)	Income Tax Expense
	$42,595	$1,650	$16,610	$17,249	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At June 30, 2026	At September 30, 2025

Prepayments	$23,159	$16,477
Prepaid Property and Other Taxes	10,586	13,920
Federal Income Taxes Receivable	—	14,511
State Income Taxes Receivable	—	489
Regulatory Assets	33,915	35,362
	$67,660	$80,759

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At June 30, 2026	At September 30, 2025

Accrued Capital Expenditures	$63,908	$45,932
Regulatory Liabilities	17,737	20,624
Reserve for Gas Replacement	19,793	—
Liability for Royalty and Working Interests	27,038	28,076
Federal Income Taxes Payable	25,631	—
State Income Taxes Payable	9,628	—
Pennsylvania Impact Fee	7,479	14,923
Non-Qualified Benefit Plan Liability	11,567	11,567
Other	58,617	53,567
	$241,398	$174,689

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were restricted stock units and performance shares. For the quarter and nine months ended June 30, 2026, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these

Table of Content
securities as determined using the Treasury Stock Method. Restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were zero securities and 3,055 securities excluded as being antidilutive for the quarter and nine months ended June 30, 2026, respectively. There were 1,126 securities and 1,097 securities excluded as being antidilutive for the quarter and nine months ended June 30, 2025.

Share Repurchases. The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law. The repurchases are accounted for on the date the share repurchase is traded as an adjustment to common stock (at par value) with the excess repurchase price allocated between paid in capital and retained earnings.

Stock-Based Compensation.  The Company granted 137,995 performance shares during the nine months ended June 30, 2026. The weighted average fair value of such performance shares was $62.07 per share for the nine months ended June 30, 2026. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

    The performance shares granted during the nine months ended June 30, 2026 include awards that must meet a performance goal related to relative total shareholder return over a three-year performance cycle ("TSR Performance Shares"). The performance goal related to the TSR Performance Shares over the three-year performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of other companies in a group selected by the Compensation Committee ("Report Group").  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these TSR Performance Shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR Performance Shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR Performance Shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

    The Company granted 134,755 restricted stock units during the nine months ended June 30, 2026.  The weighted average fair value of such restricted stock units was $77.50 per share for the nine months ended June 30, 2026.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The fair value at the date of grant of the restricted stock units (represented by the market value of Company common stock on the date of the award) must be reduced by the present value of forgone dividends over the vesting term of the award. The fair value of restricted stock units on the date of award is recorded as compensation expense over the vesting period.

Note 2 – Pending Acquisition

    On October 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of Vectren Energy Delivery of Ohio, LLC (“CenterPoint Ohio”) for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas. Closing is expected to occur on October 1, 2026. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller at closing. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. Permanent financing, inclusive of the amount to repay the promissory note, is expected to consist of long-term debt and common equity, along with expected future free cash flow. In that regard, on December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.4 million. Furthermore, as discussed in Note 7 – Capitalization, the Company issued $1.5 billion of long-

Table of Content
term debt on June 10, 2026. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $1,481.2 million. After redeeming certain notes scheduled to mature on October 1, 2026 with a portion of the net proceeds, the Company invested the remaining net proceeds from the debt issuance in temporary cash investments and expects to use that cash to fund a substantial portion of the purchase price at closing.

    In connection with its entry into the Purchase Agreement, the Company entered into a senior unsecured bridge loan facility commitment letter supported by The Toronto-Dominion Bank (“TD Bank”), New York Branch and Wells Fargo Bank, National Association (together with TD Bank, the “Commitment Parties”), as well as a 364-day term loan facility commitment letter supported by the Commitment Parties and additional banks, all of which are lenders under the Company’s primary credit facility. The combination of both facilities was designed to fully support any portion of the purchase price that had not been permanently financed. Given the permanent financing in place, as mentioned in the previous paragraph, the Company terminated the 364-day term loan facility commitment letter effective June 10, 2026. The remaining commitment under the senior unsecured bridge loan facility commitment letter is currently $1.10 billion.
Note 3 – Revenue from Contracts with Customers

    The following tables provide a disaggregation of the Company's revenues for the quarter and nine months ended June 30, 2026 and 2025, presented by type of service from each reportable segment. As reported in the Company's 2025 Form 10-K, the segment reporting structure was modified to merge the Exploration and Production segment and Gathering segment into one reportable segment called Integrated Upstream and Gathering. Prior year disaggregation of revenue information shown below has been restated to reflect this change in presentation.

Quarter Ended June 30, 2026 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$235,036	$—	$—	$235,036	$—	$—	$235,036
Production of Crude Oil	(146)	—	—	(146)	—	—	(146)
Natural Gas Processing	245	—	—	245	—	—	245
Natural Gas Gathering Service	3,723	—	—	3,723	—	—	3,723
Natural Gas Transportation Service	—	80,867	20,561	101,428	—	(26,095)	75,333
Natural Gas Storage Service	—	25,699	—	25,699	—	(10,735)	14,964
Natural Gas Residential Sales	—	—	121,502	121,502	—	—	121,502
Natural Gas Commercial Sales	—	—	14,129	14,129	—	—	14,129
Natural Gas Industrial Sales	—	—	885	885	—	(1)	884
Other	5,400	(25)	3,158	8,533	—	(229)	8,304
Total Revenues from Contracts with Customers	244,258	106,541	160,235	511,034	—	(37,060)	473,974
Alternative Revenue Programs	—	—	5,265	5,265	—	—	5,265
Derivative Financial Instruments	58,258	—	—	58,258	—	—	58,258
Total Revenues	$302,516	$106,541	$165,500	$574,557	$—	$(37,060)	$537,497

Table of Content

Nine Months Ended June 30, 2026 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$937,713	$—	$—	$937,713	$—	$—	$937,713
Production of Crude Oil	585	—	—	585	—	—	585
Natural Gas Processing	609	—	—	609	—	—	609
Natural Gas Gathering Service	9,113	—	—	9,113	—	—	9,113
Natural Gas Transportation Service	—	244,923	101,757	346,680	—	(79,501)	267,179
Natural Gas Storage Service	—	76,513	—	76,513	—	(32,341)	44,172
Natural Gas Residential Sales	—	—	642,481	642,481	—	—	642,481
Natural Gas Commercial Sales	—	—	92,893	92,893	—	—	92,893
Natural Gas Industrial Sales	—	—	4,852	4,852	—	(5)	4,847
Other	13,582	3,469	5,022	22,073	—	(794)	21,279
Total Revenues from Contracts with Customers	961,602	324,905	847,005	2,133,512	—	(112,641)	2,020,871
Alternative Revenue Programs	—	—	3,547	3,547	—	—	3,547
Derivative Financial Instruments	22,959	—	—	22,959	—	—	22,959
Total Revenues	$984,561	$324,905	$850,552	$2,160,018	$—	$(112,641)	$2,047,377

Quarter Ended June 30, 2025 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$300,137	$—	$—	$300,137	$—	$—	$300,137
Production of Crude Oil	434	—	—	434	—	—	434
Natural Gas Processing	267	—	—	267	—	—	267
Natural Gas Gathering Service	2,519	—	—	2,519	—	—	2,519
Natural Gas Transportation Service	—	80,235	21,639	101,874	—	(26,845)	75,029
Natural Gas Storage Service	—	25,028	—	25,028	—	(10,604)	14,424
Natural Gas Residential Sales	—	—	118,551	118,551	—	—	118,551
Natural Gas Commercial Sales	—	—	15,349	15,349	—	—	15,349
Natural Gas Industrial Sales	—	—	732	732	—	(1)	731
Other	530	316	(633)	213	—	(224)	(11)
Total Revenues from Contracts with Customers	303,887	105,579	155,638	565,104	—	(37,674)	527,430
Alternative Revenue Programs	—	—	1,885	1,885	—	—	1,885
Derivative Financial Instruments	2,515	—	—	2,515	—	—	2,515
Total Revenues	$306,402	$105,579	$157,523	$569,504	$—	$(37,674)	$531,830

Table of Content

Nine Months Ended June 30, 2025 (Thousands)
Revenues By Type of Service	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$836,000	$—	$—	$836,000	$—	$—	$836,000
Production of Crude Oil	1,341	—	—	1,341	—	—	1,341
Natural Gas Processing	881	—	—	881	—	—	881
Natural Gas Gathering Service	9,200	—	—	9,200	—	—	9,200
Natural Gas Transportation Service	—	243,921	93,815	337,736	—	(81,564)	256,172
Natural Gas Storage Service	—	75,309	—	75,309	—	(31,799)	43,510
Natural Gas Residential Sales	—	—	532,001	532,001	—	—	532,001
Natural Gas Commercial Sales	—	—	77,194	77,194	—	—	77,194
Natural Gas Industrial Sales	—	—	4,007	4,007	—	(4)	4,003
Other	2,070	2,535	12,507	17,112	—	(761)	16,351
Total Revenues from Contracts with Customers	849,492	321,765	719,524	1,890,781	—	(114,128)	1,776,653
Alternative Revenue Programs	—	—	10,200	10,200	—	—	10,200
Derivative Financial Instruments	24,409	—	—	24,409	—	—	24,409
Total Revenues	$873,901	$321,765	$729,724	$1,925,390	$—	$(114,128)	$1,811,262

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

    The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $59.1 million for the remainder of fiscal 2026; $243.9 million for fiscal 2027; $198.5 million for fiscal 2028; $148.1 million for fiscal 2029; $139.4 million for fiscal 2030; and $783.4 million for years subsequent to fiscal 2030.

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

Table of Content
    The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of June 30, 2026 and September 30, 2025. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of June 30, 2026
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$1,231,017	$—	$—	$—	$1,231,017
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	115,548	—	(14,890)	100,658
Over the Counter No Cost Collars – Gas	—	27,756	—	—	27,756
Foreign Currency Contracts	—	30	—	(814)	(784)
Other Investments:
Balanced Equity Mutual Fund	15,093	—	—	—	15,093
Fixed Income Mutual Fund	10,292	—	—	—	10,292
Total	$1,256,402	$143,334	$—	$(15,704)	$1,384,032

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$14,890	$—	$(14,890)	$—
Over the Counter No Cost Collars – Gas	—	—	—	—	—
Foreign Currency Contracts	—	1,106	—	(814)	292
Total	$—	$15,996	$—	$(15,704)	$292
Total Net Assets/(Liabilities)	$1,256,402	$127,338	$—	$—	$1,383,740

Recurring Fair Value Measures	At fair value as of September 30, 2025
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$30,551	$—	$—	$—	$30,551
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	62,190	—	(33,615)	28,575
Over the Counter No Cost Collars – Gas	—	24,149	—	(12,805)	11,344
Foreign Currency Contracts	—	144	—	(675)	(531)
Other Investments:
Balanced Equity Mutual Fund	13,786	—	—	—	13,786
Fixed Income Mutual Fund	10,082	—	—	—	10,082
Total	$54,419	$86,483	$—	$(47,095)	$93,807

Liabilities:
Derivative Financial Instruments:
Over the Counter Swaps – Gas	$—	$34,169	$—	$(33,615)	$554
Over the Counter No Cost Collars – Gas	—	18,036	—	(12,805)	5,231
Foreign Currency Contracts	—	893	—	(675)	218
Total	$—	$53,098	$—	$(47,095)	$6,003
Total Net Assets/(Liabilities)	$54,419	$33,385	$—	$—	$87,804

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Table of Content
    The following table presents impairments of assets associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy as of June 30, 2026 and 2025 (in thousands):

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

Derivative Financial Instruments

    The derivative financial instruments reported in Level 2 at June 30, 2026 and September 30, 2025 include natural gas price swap agreements, natural gas no cost collars, and foreign currency contracts, all of which are used in the Company’s Integrated Upstream and Gathering segment. The fair value of the Level 2 price swap agreements and no cost collars is based on an internal cash flow model that uses observable inputs (i.e. SOFR based discount rates for the price swap agreements and basis differential information, if applicable, at active natural gas trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

    The authoritative guidance for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2026, the Company determined that nonperformance risk associated with the price swap agreements, no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

	June 30, 2026		September 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$3,567,401	$3,562,414	$2,682,861	$2,696,145

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

Table of Content
Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At June 30, 2026	At September 30, 2025

Life Insurance Contracts	$41,561	$44,478
Equity Mutual Fund	15,093	13,786
Fixed Income Mutual Fund	10,292	10,082
	$66,946	$68,346

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

    The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at June 30, 2026 and September 30, 2025.

Cash Flow Hedges

    For derivative financial instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

    As of June 30, 2026, the Company had 313.8 Bcf of natural gas commodity derivative contracts (swaps and no cost collars) outstanding.

    As of June 30, 2026, the Company was hedging a total of $36.1 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts.

    As of June 30, 2026, the Company had $88.7 million of net hedging gains after taxes included in the accumulated other comprehensive income (loss) balance. Of this amount, it is expected that $72.9 million of unrealized gains after taxes will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

Table of Content

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended June 30, 2026 and 2025 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended June 30,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income for the
 Three Months Ended
				June 30,
	2026	2025		2026	2025
Commodity Contracts	$70,098	$147,594	Operating Revenue	$58,258	$2,515
Foreign Currency Contracts	(369)	1,294	Operating Revenue	(88)	(257)
Total	$69,729	$148,888		$58,170	$2,258

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Nine Months Ended June 30, 2026 and 2025 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) for the Nine Months Ended June 30,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income	Amount of Derivative Gain or
(Loss) Reclassified from
Accumulated Other
Comprehensive Income (Loss) on
the Consolidated Balance Sheet
into the Consolidated Statement of
Income for the
 Nine Months Ended
				June 30,
	2026	2025		2026	2025
Commodity Contracts	$117,239	$(113,145)	Operating Revenue	$22,959	$24,409
Foreign Currency Contracts	(602)	(530)	Operating Revenue	(275)	(808)
Total	$116,637	$(113,675)		$22,684	$23,601

Credit Risk

    The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions, no cost collars and applicable foreign currency forward contracts with seventeen counterparties of which sixteen are in a net gain position. On average, the Company had $8.0 million of credit exposure per counterparty in a gain position at June 30, 2026. The maximum credit exposure of a single counterparty in a gain position at June 30, 2026 was $14.5 million. As of June 30, 2026, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

    Certain counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps, over-the-counter no cost collars and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit that could be extended to the Company when it is in a derivative financial liability position would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to post or increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts with a credit-risk contingency feature were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then hedging collateral deposits or an increase to such deposits could be required. At June 30, 2026, the fair market value of the derivative financial instrument

Table of Content
liabilities with a credit-risk related contingency feature was $0.3 million according to the Company's internal model (discussed in Note 4 – Fair Value Measurements), and no hedging collateral deposits were required to be posted by the Company at June 30, 2026. Depending on the movement of commodity prices in the future, it is possible that these liability positions could swing into asset positions, at which point the Company would be exposed to credit risk on its derivative financial instruments. In that case, the Company's counterparties could be required to post hedging collateral deposits.

    The Company’s requirement to post hedging collateral deposits and the Company's right to receive hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value.

Note 6 – Income Taxes

    The effective tax rates for the quarters ended June 30, 2026 and June 30, 2025 were 25.0% and 25.4%, respectively. The effective income tax rate for the quarter ended June 30, 2026 was generally consistent with the prior year quarter ended June 30, 2025.

    The effective tax rates for the nine months ended June 30, 2026 and June 30, 2025 were 24.9% and 24.5%, respectively. The effective income tax rate for the nine months ended June 30, 2026 was generally consistent with the prior year nine months ended June 30, 2025.

Table of Content
Note 7 – Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands)
Balance at April 1, 2026	95,027	$95,027	$1,388,193	$2,340,168	$1,111
Net Income Available for Common Stock				138,621
Dividends Declared on Common Stock ($0.555 Per Share)				(52,745)
Other Comprehensive Income, Net of Tax					8,465
Share-Based Payment Expense (1)			4,134
Common Stock Issued from Sale of Common Stock	—	—	(7)
Common Stock Issued Under Stock and Benefit Plans	9	9	703
Balance at June 30, 2026	95,036	$95,036	$1,393,023	$2,426,044	$9,576

Balance at October 1, 2025	90,379	$90,379	$1,050,918	$2,012,529	$(59,222)
Net Income Available for Common Stock				567,934
Dividends Declared on Common Stock ($1.625 Per Share)				(154,419)
Other Comprehensive Income, Net of Tax					68,798
Share-Based Payment Expense (1)			12,680
Common Stock Issued from Sale of Common Stock	4,403	4,403	333,993
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	254	254	(4,568)
Balance at June 30, 2026	95,036	$95,036	$1,393,023	$2,426,044	$9,576

Balance at April 1, 2025	90,398	$90,398	$1,042,822	$1,855,366	$(222,975)
Net Income Available for Common Stock				149,818
Dividends Declared on Common Stock ($0.535 Per Share)				(48,340)
Other Comprehensive Income, Net of Tax					107,168
Share-Based Payment Expense (1)			4,685
Common Stock Issued Under Stock and Benefit Plans	12	12	529
Share Repurchases Under Repurchase Plan	(54)	(54)	(630)	(3,311)
Balance at June 30, 2025	90,356	$90,356	$1,047,406	$1,953,533	$(115,807)

Balance at October 1, 2024	91,006	$91,006	$1,045,487	$1,727,326	$(15,476)
Net Income Available for Common Stock				411,162
Dividends Declared on Common Stock ($1.565 Per Share)				(141,566)
Other Comprehensive Loss, Net of Tax					(100,331)
Share-Based Payment Expense (1)			13,911
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	179	179	(2,377)
Share Repurchases Under Repurchase Plan	(829)	(829)	(9,615)	(43,389)
Balance at June 30, 2025	90,356	$90,356	$1,047,406	$1,953,533	$(115,807)

(1)Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Table of Content
Common Stock.  Common stock share activity during the nine months ended June 30, 2026 consisted of the following items:

Nine Months Ended June 30, 2026
Vesting of Restricted Stock Units	140,895
Vesting of Performance Shares	167,241
Issuance of Common Stock Pursuant to the Company's Non-Employee Director Equity Compensation Plan and Deferred Compensation Plan for Directors and Officers	24,268
Shares Tendered to Pay Withholding Taxes on Stock-Based Compensation Awards (1)	(78,337)
Common Stock Issued Under Stock and Benefit Plans	254,067
Common Stock Issued from Sale of Common Stock	4,402,513
Total Common Stock Issued During the Nine Months Ended June 30, 2026	4,656,580
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

Current Portion of Long-Term Debt. None of the Company's long-term debt as of June 30, 2026 had a maturity date within the following twelve month period. The Current Portion of Long-Term Debt at September 30, 2025 consisted of a $300.0 million long-term delayed draw term loan with a maturity date in February 2026 that was repaid in January 2026.

Long-Term Debt. On June 10, 2026, the Company had the following long-term debt issuances:

	Amount of Issuance (in millions)	Maturity Date	Coupon Rate	Net Proceeds Received (in millions)
3-Year Note	$500.0	5/15/2029	4.75%	$495.6
5-Year Note	$500.0	10/15/2031	5.05%	$494.2
10-Year Note	$500.0	5/15/2036	5.50%	$491.4

    The holders of these notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade. Additionally, the interest rate payable on the notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 6.75% on the 4.75% notes, 7.05% on the 5.05% notes and 7.50% on the 5.50% notes, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company's credit rating is subsequently upgraded. If the CenterPoint Ohio acquisition is not consummated for any reason, the Company will be required to redeem the notes in a special mandatory redemption at a price equal to 101% of the principal amount of the notes. The proceeds of these debt issuances will be used principally to fund a portion of the CenterPoint Ohio acquisition, including the payment of related fees and expenses. In addition, a portion of the

Table of Content
proceeds was used for general corporate purposes, including the June 11, 2026 redemption of $300.0 million of the Company's 5.50% notes that were scheduled to mature in October 2026. The Company redeemed those notes for $301.2 million, plus accrued interest. In the Integrated Upstream and Gathering segment, the call premium of $0.4 million was recorded to Interest Expense on Long-Term Debt on the Consolidated Income Statement during the quarter ended June 30, 2026, and in the Pipeline and Storage and Utility segments, call premiums of $0.2 million and $0.6 million, respectively, were recorded to Unamortized Debt Expense on the Consolidated Balance Sheet as of June 30, 2026.

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

    At June 30, 2026, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $2.9 million.  The Company's liability for such clean-up costs has been recorded in Other Liabilities on the Consolidated Balance Sheet at June 30, 2026. The Company has a regulatory liability of less than $0.1 million related to environmental clean-up costs at June 30, 2026 and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

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

    The data presented in the tables below reflects financial information for the segments and reconciles to consolidated amounts.  As stated in the 2025 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, when applicable.  If discontinued operations are not applicable, the Company evaluates performance based on net

Table of Content
income.  There have been no changes in the basis of segmentation or in the basis of measuring segment profit or loss from those used in the Company’s 2025 Form 10-K.  A listing of segment assets at June 30, 2026 and September 30, 2025 is shown in the tables below.

	Quarter Ended June 30, 2026
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$302,516	$69,559	$165,422	$537,497	$—	$—	$537,497
Intersegment Revenues	—	36,982	78	37,060	—	(37,060)	—
Total Revenues	302,516	106,541	165,500	574,557	—	(37,060)	537,497
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	17,487	—	—	17,487	—	(63)	17,424
Lease Operating Expense	15,847	—	—	15,847	—	(532)	15,315
Gathering Operation and Maintenance Expense	13,595	—	—	13,595	—	(69)	13,526
All Other Operation and Maintenance Expense	3,366	31,479	61,652	96,497	—	12,377	108,874
Purchased Gas Expense(2)	—	—	66,239	66,239	—	(36,361)	29,878
Depreciation, Depletion and Amortization Expense(2)	83,078	19,656	18,090	120,824	—	234	121,058
Interest Expense(2)	13,509	11,735	10,764	36,008	122	(118)	36,012
Interest Income	(414)	(1,129)	(912)	(2,455)	—	(1,484)	(3,939)
Income Tax Expense (Benefit)(2)	40,400	9,417	(1,118)	48,699	(72)	(2,454)	46,173
Other Expense (Income) Items(3)	3,774	6,644	5,099	15,517	172	(1,134)	14,555
Segment Profit: Net Income (Loss)	$111,874	$28,739	$5,686	$146,299	$(222)	$(7,456)	$138,621

Expenditures for Additions to Long-Lived Assets	$146,327	$91,571	$46,956	$284,854	$—	$4,009	$288,863

	Nine Months Ended June 30, 2026
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$984,561	$212,558	$850,258	$2,047,377	$—	$—	$2,047,377
Intersegment Revenues	—	112,347	294	112,641	—	(112,641)	—
Total Revenues	984,561	324,905	850,552	2,160,018	—	(112,641)	2,047,377
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	55,365	—	—	55,365	—	(188)	55,177
Lease Operating Expense	50,034	—	—	50,034	—	(1,855)	48,179
Gathering Operation and Maintenance Expense	37,788	—	—	37,788	—	(207)	37,581
All Other Operation and Maintenance Expense	9,847	89,913	190,778	290,538	—	25,437	315,975
Purchased Gas Expense(2)	—	—	433,384	433,384	—	(110,049)	323,335
Depreciation, Depletion and Amortization Expense(2)	247,888	58,719	55,171	361,778	—	634	362,412
Interest Expense(2)	44,753	35,314	33,508	113,575	376	(831)	113,120
Interest Income	(986)	(2,964)	(3,116)	(7,066)	(10)	(1,544)	(8,620)
Income Tax Expense (Benefit)(2)	139,559	30,341	24,217	194,117	154	(6,026)	188,245
Other Expense (Income) Items(3)	12,362	22,017	11,485	45,864	(1,043)	(782)	44,039
Segment Profit: Net Income (Loss)	$387,951	$91,565	$105,125	$584,641	$523	$(17,230)	$567,934

Expenditures for Additions to Long-Lived Assets	$453,903	$166,199	$120,550	$740,652	$—	$3,888	$744,540

	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Segment Assets:
At June 30, 2026	$4,120,435	$2,690,056	$2,621,401	$9,431,892	$10,496	$1,009,379	$10,451,767
At September 30, 2025	$3,701,646	$2,412,747	$2,534,289	$8,648,682	$8,704	$61,718	$8,719,104

Table of Content

	Quarter Ended June 30, 2025
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$306,402	$67,982	$157,446	$531,830	$—	$—	$531,830
Intersegment Revenues	—	37,597	77	37,674	—	(37,674)	—
Total Revenues	306,402	105,579	157,523	569,504	—	(37,674)	531,830
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	18,602	—	—	18,602	—	(59)	18,543
Lease Operating Expense	12,566	—	—	12,566	—	(1,303)	11,263
Gathering Operation and Maintenance Expense	7,865	—	—	7,865	—	(65)	7,800
All Other Operation and Maintenance Expense	3,816	30,264	57,039	91,119	—	4,279	95,398
Purchased Gas Expense(2)	—	—	64,292	64,292	—	(36,306)	27,986
Depreciation, Depletion and Amortization Expense(2)	79,696	18,601	17,945	116,242	—	166	116,408
Interest Expense(2)	17,795	11,209	10,958	39,962	141	(2,214)	37,889
Interest Income	(89)	(1,116)	(537)	(1,742)	(11)	664	(1,089)
Income Tax Expense (Benefit)(2)	44,333	10,415	(2,201)	52,547	(63)	(1,405)	51,079
Other Expense (Income) Items(3)	5,151	7,349	5,030	17,530	142	(937)	16,735
Segment Profit: Net Income (Loss)	$116,667	$28,857	$4,997	$150,521	$(209)	$(494)	$149,818

Expenditures for Additions to Long-Lived Assets	$150,007	$22,700	$50,025	$222,732	$—	$138	$222,870

	Nine Months Ended June 30, 2025
	Integrated Upstream and Gathering	Pipeline and Storage	Utility	Total Reportable Segments	All Other(4)	Corporate and Intersegment Eliminations(4)	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$873,901	$207,916	$729,445	$1,811,262	$—	$—	$1,811,262
Intersegment Revenues	—	113,849	279	114,128	—	(114,128)	—
Total Revenues	873,901	321,765	729,724	1,925,390	—	(114,128)	1,811,262
Operation and Maintenance Expense(2):
Upstream General and Administrative Expense	56,776	—	—	56,776	—	(177)	56,599
Lease Operating Expense	35,710	—	—	35,710	—	(4,513)	31,197
Gathering Operation and Maintenance Expense	23,760	—	—	23,760	—	(194)	23,566
All Other Operation and Maintenance Expense	10,994	87,940	177,742	276,676	—	10,562	287,238
Purchased Gas Expense(2)	—	—	337,541	337,541	—	(108,880)	228,661
Depreciation, Depletion and Amortization Expense(2)	228,970	55,733	51,908	336,611	—	444	337,055
Impairment of Assets (Significant Non-Cash Item)(2)	141,802	—	—	141,802	—	—	141,802
Interest Expense(2)	60,029	34,637	32,601	127,267	389	(7,267)	120,389
Interest Income	(1,297)	(4,919)	(1,631)	(7,847)	(11)	2,833	(5,025)
Income Tax Expense (Benefit)(2)	82,761	32,553	21,498	136,812	(204)	(2,979)	133,629
Other Expense (Income) Items(3)	13,191	22,802	9,025	45,018	500	(529)	44,989
Segment Profit: Net Income (Loss)	$221,205	$93,019	$101,040	$415,264	$(674)	$(3,428)	$411,162

Expenditures for Additions to Long-Lived Assets	$412,519	$58,117	$128,322	$598,958	$—	$(3,002)	$595,956

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

Table of Content
Note 10 – Retirement Plan and Other Post-Retirement Benefits

    Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended June 30,	2026	2025	2026	2025

Service Cost	$861	$1,023	$105	$130
Interest Cost	8,944	9,223	3,836	3,625
Expected Return on Plan Assets	(14,710)	(14,647)	(7,374)	(6,536)
Amortization of Prior Service Cost (Credit)	63	76	(65)	(107)
Amortization of (Gains) Losses	2,421	1,620	152	9
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	152	85	131	(447)

Net Periodic Benefit Cost (Income)	$(2,269)	$(2,620)	$(3,215)	$(3,326)

	Retirement Plan		Other Post-Retirement Benefits
Nine Months Ended June 30,	2026	2025	2026	2025

Service Cost	$2,584	$3,069	$315	$389
Interest Cost	26,833	27,669	11,508	10,876
Expected Return on Plan Assets	(44,131)	(43,940)	(22,122)	(19,608)
Amortization of Prior Service Cost (Credit)	190	227	(195)	(322)
Amortization of (Gains) Losses	7,261	4,860	456	28
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	(2,825)	(3,026)	(3,578)	(5,333)

Net Periodic Benefit Cost (Income)	$(10,088)	$(11,141)	$(13,616)	$(13,970)

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

Employer Contributions.    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the nine months ended June 30, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the nine months ended June 30, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026.

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

    On May 5, 2026, Distribution Corporation filed a petition with the NYPSC for, among other things, authorization to implement a system modernization tracker reconciliation mechanism through which qualified leak prone pipe removal costs incurred by the Company would be tracked and recovered. The petition remains pending with the Commission.

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

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge (“DSIC”) to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024 with a cap equivalent to 5% of distribution revenues, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. Effective April 1, 2026, the DSIC cap was met and the DSIC will be reset to zero when new base rates become effective as a result of the Company's recent rate filing.

    On January 28, 2026, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit (Rider I) to refund $7.2 million for customer bill relief. As reflected in a February 19, 2026 PaPUC Order, the filing was suspended until October 29, 2026 by operation of law unless directed otherwise by the PaPUC. Final briefs were submitted in the case on July 1, 2026. A decision is generally anticipated from the administrative law judge in August 2026.

FERC Jurisdiction

    Supply Corporation filed an NGA Section 4 rate case at FERC on April 30, 2026 proposing rate increases to be effective November 1, 2026. Supply Corporation's filing requests an annual cost of service of approximately $404 million, an increase of approximately $95 million from Supply Corporation's settlement of its 2023 rate proceeding. The proposal also includes, among other things, a modernization cost recovery mechanism. By regulation, the proposed rates will become effective November 1, 2026 subject to refund, unless the parties in the case reach a settlement.

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

Table of Content
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

    Supply Corporation has also announced that it expects to serve as the transporter of 205,000 Dth per day of natural gas supplies to the Shippingport Power Station site in Beaver County, Pennsylvania, which will support a co-located data center that is currently under development. The project obtained FERC authorization under the Commission’s prior notice regulations on November 7, 2025 and construction commenced in March 2026.

    Supply Corporation has also developed its Line N System Upgrade Project, which will consist of modernization of primarily 1960’s era pipeline in Beaver County, Pennsylvania, as well as minor compressor station and facility upgrades, to create approximately 294,000 Dth per day of additional natural gas transportation capacity (1) from a new interconnection on the southern portion of Supply Corporation's Line N system in Greene County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Mercer and (2) from an existing Supply Corporation interconnection with Texas Eastern Transmission, LP at Holbrook to a new interconnection at the Shippingport Industrial Park in Shippingport, Pennsylvania. Supply Corporation executed long-term precedent agreements with two shippers for 100% of the incremental capacity created by the project. The project has a projected in-service date of late calendar 2028. The Tioga Pathway Project, Shippingport Lateral Project and Line N System Upgrade Project are all discussed in more detail in the Capital Resources and Liquidity section that follows.

    From a rate perspective, Distribution Corporation, in its New York jurisdiction, reached a settlement with the parties to its rate case proceeding. On December 19, 2024, the NYPSC issued an order approving the settlement. The settlement, effective January 1, 2025, established a three-year rate plan that reflects a return on equity of 9.7% and authorized a revenue requirement increase of $57.3 million in fiscal 2025, an additional revenue requirement increase of $15.8 million in fiscal 2026, and an additional revenue requirement increase of $12.7 million in fiscal 2027. The settlement also included standard make-whole language allowing full recovery of revenues that would have been billed at the new rates between October 1, 2024 and December 31, 2024. In addition, on May 5, 2026, Distribution Corporation filed a petition with the NYPSC for authorization to implement a system modernization tracker reconciliation mechanism through which qualified leak prone pipe removal costs incurred by the Company would be tracked and recovered. The petition remains pending with the Commission.

    In Distribution Corporation's Pennsylvania jurisdiction, Distribution Corporation made a filing with the PaPUC on January 28, 2026 seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit to refund $7.2 million for customer bill relief. As reflected in a February 19, 2026 PaPUC Order, the filing was suspended until October 29, 2026 by operation of law unless directed otherwise by the PaPUC. Final briefs were submitted in the case on July 1, 2026. A decision is generally anticipated from the administrative law judge in August 2026.

    Supply Corporation filed an NGA Section 4 rate case at FERC on April 30, 2026 proposing rate increases to be effective November 1, 2026. Supply Corporation's filing requests an annual cost of service of approximately $404 million, an increase of approximately $95 million from Supply Corporation's settlement of its 2023 rate proceeding. By regulation, the proposed rates will become effective November 1, 2026 subject to refund, unless the parties in the case reach a settlement. In addition, on March 17, 2025, FERC approved an amendment to Empire's 2019 rate case settlement. This settlement amendment is estimated to decrease Empire's revenues on a yearly basis by approximately $0.5 million. For further discussion of these and other rate matters, refer to the Rate Matters section below.

Table of Content
    On October 20, 2025, the Company entered into the Purchase Agreement with CenterPoint Energy Resources Corp. (the “Seller”), pursuant to which, among other things, the Company agreed to acquire from the Seller all of the issued and outstanding equity interests of CenterPoint Ohio for an aggregate purchase price of $2.62 billion, subject to customary adjustments, as provided in the Purchase Agreement. This acquisition will add significant regulated scale for the Company, doubling the size of the Company’s gas utility rate base, while expanding its operations beyond New York and Pennsylvania into the neighboring state of Ohio, a state with a constructive regulatory and political environment that is supportive of natural gas. Closing is expected to occur on October 1, 2026. The purchase price will include a combination of $1.42 billion in cash and a $1.2 billion promissory note to be issued by the Company to the Seller at closing. The promissory note, which was part of the Seller’s desired transaction structure and was incorporated into the Company’s business valuation, will have a maturity date of 364 days post-closing and will carry an interest rate of 6.5%. Permanent financing, inclusive of the amount to repay the promissory note, is expected to consist of long-term debt and common equity, along with expected future free cash flow. In that regard, on December 17, 2025, the Company completed the issuance and sale, in a private placement, of 4,402,513 shares of the Company's common stock, par value $1.00 per share, at a price of $79.50 per share. After deducting placement fees, the net proceeds to the Company amounted to $338.4 million. Furthermore, as discussed in Note 7 – Capitalization, the Company issued $1.5 billion of long-term debt on June 10, 2026. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $1,481.2 million. After redeeming certain notes scheduled to mature on October 1, 2026 with a portion of the net proceeds, the Company invested the remaining net proceeds from the debt issuance in temporary cash investments and expects to use that cash to fund a substantial portion of the purchase price at closing.

    In connection with the Purchase Agreement, the Company entered into commitment letters for a 364-day senior unsecured term loan facility related to the consideration to be paid at closing, and a senior unsecured bridge loan facility related to repayment of the promissory note. The commitment letters are supported by the Commitment Parties and additional banks, all of which are lenders under the Company’s primary credit facility. The combination of both facilities was designed to fully support any portion of the purchase price that had not been permanently financed. Given the permanent financing in place, as mentioned in the previous paragraph, the Company terminated the 364-day term loan facility commitment letter effective June 10, 2026. The remaining commitment under the senior unsecured bridge loan facility commitment letter is currently $1.10 billion.

    As discussed in the following Critical Accounting Estimates section, the Company uses the full cost method of accounting for determining the book value of its exploration and production properties and that book value is subject to a quarterly ceiling test. The Company recorded a non-cash impairment charge under the ceiling test during the quarter ended December 31, 2024 of $108.3 million ($79.1 million after-tax). At June 30, 2026, the ceiling exceeded the book value of the exploration and production properties, and thus, did not result in an impairment charge in the quarter ended June 30, 2026. Please refer to the Critical Accounting Estimates section below for more details on this matter and a sensitivity analysis concerning commodity price changes.

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

    The Company expects to use cash from operations and short-term borrowings, as needed, to meet its financing needs for the remainder of fiscal 2026. The Company continues to evaluate these financing needs and options to meet them. Given the current economic conditions, which include continued inflationary pressures, volatile interest rates and the ongoing impacts of federal policy changes, the cost and/or availability of capital may be impacted, but the Company continues to expect to meet its financing needs.

CRITICAL ACCOUNTING ESTIMATES

    For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2025 Form 10-K. There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Exploration and Development Costs.  The Company, in its Integrated Upstream and Gathering segment, follows the full cost method of accounting for determining the book value of its exploration and production properties. In accordance with the full cost methodology, the Company is required to perform a quarterly ceiling test. Under the ceiling test, the present value of future

Table of Content
revenues from the Company's exploration and production reserves based on an unweighted arithmetic average of first day of the month commodity prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s exploration and production properties at the balance sheet date. The present value of future revenues is calculated using a 10% discount factor. If the book value of the exploration and production properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of such properties to the calculated ceiling. At June 30, 2026, the ceiling exceeded the book value of the exploration and production properties by approximately $1.4 billion (after-tax). The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended June 30, 2026, based on the quoted Henry Hub spot price for natural gas, was $3.64 per MMBtu. (Note: Because actual pricing of the Company’s producing properties vary depending on their location and hedging, the prices used to calculate the ceiling may differ from the Henry Hub price, which is only indicative of 12-month average prices for the twelve months ended June 30, 2026. Actual realized pricing includes adjustments for regional market differentials, transportation fees and contractual arrangements.) In regard to the sensitivity of the ceiling test calculation to commodity price changes, if natural gas prices were $0.25 per MMBtu lower than the average prices in the twelve-month period used at June 30, 2026 in the ceiling test calculation, the ceiling would have exceeded the book value of the Company's exploration and production properties by approximately $1.0 billion (after-tax), which would not have resulted in an impairment charge. This calculated amount is based solely on price changes and does not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

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

RESULTS OF OPERATIONS

Earnings

    The Company's earnings were $138.6 million for the quarter ended June 30, 2026 compared to earnings of $149.8 million for the quarter ended June 30, 2025. The decrease in earnings of $11.2 million is primarily the result of a loss in the Corporate category and lower earnings in the Integrated Upstream and Gathering segment.

    The Company's earnings were $567.9 million for the nine months ended June 30, 2026 compared to earnings of $411.2 million for the nine months ended June 30, 2025. The increase in earnings of $156.7 million is primarily the result of higher earnings in the Integrated Upstream and Gathering segment.

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

Earnings (Loss) by Segment

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Integrated Upstream and Gathering	$111,874	$116,667	$(4,793)	$387,951	$221,205	$166,746
Pipeline and Storage	28,739	28,857	(118)	91,565	93,019	(1,454)
Utility	5,686	4,997	689	105,125	101,040	4,085
Total Reportable Segments	146,299	150,521	(4,222)	584,641	415,264	169,377
All Other	(222)	(209)	(13)	523	(674)	1,197
Corporate	(7,456)	(494)	(6,962)	(17,230)	(3,428)	(13,802)
Total Consolidated	$138,621	$149,818	$(11,197)	$567,934	$411,162	$156,772

Table of Content
Integrated Upstream and Gathering

Integrated Upstream and Gathering Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Gas Produced in Appalachia (after Hedging)	$293,294	$302,652	$(9,358)	$960,672	$860,409	$100,263
Gathering	3,723	2,519	1,204	9,113	9,200	(87)
Other	5,499	1,231	4,268	14,776	4,292	10,484
	$302,516	$306,402	$(3,886)	$984,561	$873,901	$110,660

Production Volumes

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Gas Production (MMcf)	104,285	111,588	(7,303)	315,470	314,819	651

Average Prices

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Average Gas Price/Mcf
Weighted Average	$2.25	$2.69	$(0.44)	$2.97	$2.66	$0.31
Weighted Average After Hedging	$2.81	$2.71	$0.10	$3.05	$2.73	$0.32

2026 Compared with 2025

    Operating revenues for the Integrated Upstream and Gathering segment decreased $3.9 million for the quarter ended June 30, 2026 as compared with the quarter ended June 30, 2025. Gas production revenue after hedging decreased $9.4 million due to the impact of a 7.3 Bcf decrease in natural gas production, offset by a $0.10 per Mcf increase in the weighted average price of natural gas after hedging. The decrease in natural gas production was largely due to natural declines on producing wells, partially offset by production from recently turned-in-line wells. Other revenue increased $4.3 million primarily due to changes in segment reporting. The change in segment reporting is fully offset in other operating expenses. Gathering revenue also increased $1.2 million, primarily due to insurance proceeds received during the period.

    Operating revenues for the Integrated Upstream and Gathering segment increased $110.7 million for the nine months ended June 30, 2026 as compared with the nine months ended June 30, 2025. Gas production revenue after hedging increased $100.3 million due to the impact of a $0.32 per Mcf increase in the weighted average price of natural gas after hedging, coupled with a 0.7 Bcf increase in natural gas production. The increase in natural gas production was largely due to the timing of new wells brought online, partially offset by production declines on producing wells. In addition, other revenue increased $10.5 million primarily due to changes in segment reporting. The change in segment reporting is fully offset in other operating expenses.

    The Integrated Upstream and Gathering segment's earnings for the quarter ended June 30, 2026 were $111.9 million, a decrease of $4.8 million when compared with earnings of $116.7 million for the quarter ended June 30, 2025. The $4.8 million decrease can be attributed to the following factors:

Table of Content

	(Millions)
Higher natural gas prices after hedging	$8.3
Higher other revenue	3.8
Lower interest expense	3.7	(1)
Lower income tax expense	2.1	(2)
Lower other tax expense	1.1	(3)
Higher gathering revenue	1.0
Lower natural gas production	(15.6)
Higher other operating expenses	(3.3)	(4)
Higher depletion expense	(2.7)	(5)
Higher lease operating expense	(2.6)	(6)
Other items	(0.6)
	$(4.8)

(1)The decrease in interest expense was mainly attributed to lower short-term and long-term intercompany borrowings.
(2)The decrease in income tax expense was primarily driven by lower pre-tax income.
(3)The decrease in other tax expense was primarily attributable to fewer wells subject to the Impact Fee during the period.
(4)The increase in other operating expenses was mainly attributed to a change in segment reporting combined with higher gathering operation and maintenance expenses. These were partially offset by lower personnel costs.
(5)The increase in depletion was primarily due to a lower depletion rate in the prior year third quarter as a result of the ceiling test impairments recorded in the third and fourth quarters of fiscal 2024 as well as the first quarter of fiscal 2025 that lowered Seneca's full cost pool depletable base.
(6)The increase in lease operating expense was mainly attributed to higher third party gathering and transportation costs combined with higher repairs, offset by lower workovers.

    The Integrated Upstream and Gathering segment's earnings for the nine months ended June 30, 2026 were $388.0 million, an increase of $166.8 million when compared with earnings of $221.2 million for the nine months ended June 30, 2025. The $166.8 million increase can be attributed to the following factors:

	(Millions)
Prior period's impairment of assets	$103.6	(1)
Higher natural gas prices after hedging	77.8
Lower interest expense	10.5	(2)
Higher other operating revenue	8.9
Lower premiums paid on early redemption of debt	1.4	(3)
Higher natural gas production	1.4
Earnings impact associated with remeasurement of state deferred income taxes due to ceiling test impairments	1.0	(4)
Higher depletion expense	(14.9)	(5)
Higher lease operating expense	(11.3)	(6)
Higher other operating expenses	(9.1)	(7)
Higher income tax expense	(2.3)	(8)
Other items	(0.2)
	$166.8

(1)Includes a ceiling test impairment of $79.1 million and a $24.5 million impairment of certain water disposal assets recorded during the quarter ended December 31, 2024.
(2)The decrease in interest expense was mainly attributed to lower short-term and long-term intercompany borrowings.
(3)Represents the segment's share of premiums incurred in connection with the Company's redemption of long-term debt during the nine months ended June 30, 2025, partially offset by premiums incurred on a long-term debt redemption during the nine months ended June 30, 2026.

Table of Content
(4)The increase was due to a $1.0 million earnings reduction associated with the remeasurement of state deferred income taxes for the nine months ended June 30, 2025.
(5)The increase in depletion was primarily due to a lower depletion rate in the prior year nine-month period as a result of ceiling test impairments recorded in the third and fourth quarters of fiscal 2024 as well as the first quarter of fiscal 2025 that lowered Seneca's full cost pool depletable base.
(6)The increase in lease operating expense was primarily the result of additional third-party gathering and transportation costs combined with higher road maintenance and repair costs.
(7)The increase in other operating expenses was mainly attributed to a change in segment reporting combined with higher gathering operation and maintenance and higher abandonment accretion expense. These were partially offset by lower abandonment costs recognized during the nine months ended June 30, 2026 and lower personnel costs.
(8)The increase in income tax expense was primarily driven by higher state tax expense due to an increase in pre-tax income.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Firm Transportation	$80,704	$80,078	$626	$244,336	$243,388	$948
Interruptible Transportation	163	157	6	587	533	54
	80,867	80,235	632	244,923	243,921	1,002
Firm Storage Service	25,699	25,028	671	76,513	75,309	1,204
Other	(25)	316	(341)	3,469	2,535	934
	$106,541	$105,579	$962	$324,905	$321,765	$3,140

Pipeline and Storage Throughput

	Three Months Ended June 30,			Nine Months Ended June 30,
(MMcf)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Firm Transportation	179,348	179,033	315	640,367	616,644	23,723
Interruptible Transportation	935	149	786	1,543	665	878
	180,283	179,182	1,101	641,910	617,309	24,601

2026 Compared with 2025

    Operating revenues for the Pipeline and Storage segment increased $1.0 million for the quarter ended June 30, 2026 as compared with the quarter ended June 30, 2025. The increase in operating revenue was primarily driven by an increase in storage revenues of $0.7 million and an increase in transportation revenues of $0.6 million, partially offset by lower other revenues of $0.3 million. The increase in storage revenues was primarily attributable to remarketed capacity that became available through customer contract negotiations and rate increases on existing contracts, partially offset by revisions to existing contracts. The increase in transportation revenues primarily reflects an adjustment to match electric surcharge revenues with electric power costs recorded in operation and maintenance expense and rate increases on existing contracts, partially offset by revisions to existing contracts.

    Operating revenues for the Pipeline and Storage segment increased $3.1 million for the nine months ended June 30, 2026 as compared with the nine months ended June 30, 2025. The increase in operating revenue was primarily driven by an increase in storage revenues of $1.2 million and an increase in transportation revenues of $1.0 million, along with higher other revenues of $0.9 million. The increase in storage revenues was primarily attributable to remarketed capacity from customer contract negotiations, higher rates and deliverability enhancements on existing contracts, and increased commodity revenue driven by colder weather, partially offset by contract revisions. The increase in transportation revenues was primarily attributable to new long-term contracts, rate increases on existing contracts and an adjustment to match electric surcharge revenues with electric power costs recorded in operation and maintenance expense, partially offset by revisions to existing

Table of Content
contracts. The increase in other revenues primarily reflects an adjustment to match electric surcharge revenues with electric power costs recorded in operation and maintenance expense mentioned above.

    Transportation volume for the quarter and nine months ended June 30, 2026 increased by 1.1 Bcf and 24.6 Bcf, respectively, from the prior year's quarter and nine month periods. The increase in transportation volume for the quarter ended June 30, 2026 is primarily driven by a modest increase in shipper demand. The increase in transportation volume for the nine months ended June 30, 2026 is primarily due to increased utilization resulting from colder weather, as well as an increase in shipper demand. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

    The Pipeline and Storage segment’s earnings for the quarter ended June 30, 2026 were $28.7 million, a decrease of $0.2 million when compared with earnings of $28.9 million for the quarter ended June 30, 2025. The $0.2 million decrease can be attributed to the following factors:

	(Millions)
Higher operating expenses	$(1.0)	(1)
Higher depreciation expense	(0.8)	(2)
Higher operating revenues	0.8
Higher other income	0.6	(3)
Lower income tax expense	0.6	(4)
Other items	(0.4)
	$(0.2)

(1)The increase in operating expense is primarily due to an increase in outside service expenses, largely related to system maintenance spending. Additionally, the increase was driven by higher power costs related to Empire's electric motor drive compressor station. The increase in electric power costs is offset by an equal increase in revenue.
(2)The increase in depreciation expense primarily reflects additional plant in-service.
(3)The increase in other income is primarily due to an increase in allowance for funds used during construction ("AFUDC") related to the construction of the Tioga Pathway and Shippingport Lateral projects as well as changes in the AFUDC capitalization rate.
(4)The decrease in income tax expense is primarily attributable to a change in state apportionment factors used in the current year when compared to the prior year, along with a decrease in Pennsylvania state income tax rates in the current year.

    The Pipeline and Storage segment’s earnings for the nine months ended June 30, 2026 were $91.6 million, a decrease of $1.4 million when compared with earnings of $93.0 million for the nine months ended June 30, 2025. The $1.4 million decrease can be attributed to the following factors:

	(Millions)
Higher operating revenues	$2.5
Lower income tax expense	1.1	(1)
Higher depreciation expense	(2.4)	(2)
Higher operating expenses	(1.6)	(3)
Lower other income	(1.1)	(4)
Other items	0.1
	$(1.4)
(1)The decrease in income tax expense is primarily attributable to a change in state apportionment factors used in the current year when compared to the prior year, along with a decrease in Pennsylvania state income tax rates in the current year.
(2)The increase in depreciation expense primarily reflects additional plant in-service.
(3)The increase in operating expense is primarily due to higher power costs related to Empire's electric motor drive compressor station. Partially offsetting these costs was a decrease in outside service expenses, largely driven by lower storage well re-plugging costs and preventative maintenance as well as a decrease in personnel costs. The increase in electric power costs is offset by an equal increase in revenue.

Table of Content
(4)The decrease in other income was primarily due to a lower average amount outstanding on intercompany short-term notes receivables and a lower weighted average interest rate on those receivables, partially offset by an increase in AFUDC related to the construction of the Tioga Pathway and Shippingport Lateral projects as well as changes in the AFUDC capitalization rate.

Utility

Utility Operating Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(Thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Retail Sales Revenues:
Residential	$126,498	$118,819	$7,679	$645,473	$546,841	$98,632
Commercial	13,992	14,283	(291)	89,151	75,112	14,039
Industrial	895	735	160	4,830	4,030	800
	141,385	133,837	7,548	739,454	625,983	113,471
Transportation	21,242	21,577	(335)	101,365	96,979	4,386
Other	2,873	2,109	764	9,733	6,762	2,971
	$165,500	$157,523	$7,977	$850,552	$729,724	$120,828

Utility Throughput

	Three Months Ended June 30,			Nine Months Ended June 30,
(MMcf)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Retail Sales:
Residential	9,253	10,151	(898)	64,029	60,738	3,291
Commercial	1,260	1,658	(398)	10,389	9,997	392
Industrial	95	93	2	590	594	(4)
	10,608	11,902	(1,294)	75,008	71,329	3,679
Transportation	12,756	13,853	(1,097)	57,927	55,881	2,046
	23,364	25,755	(2,391)	132,935	127,210	5,725

Degree Days

Three Months Ended June 30,				Percent Colder (Warmer) Than
	Normal	2026	2025	Normal(1)	Prior Year(1)
Buffalo, NY	843	797	825	(5.5)%	(3.4)%
Erie, PA	776	711	813	(8.4)%	(12.5)%
Nine Months Ended June 30,
Buffalo, NY	6,195	6,360	5,825	2.7%	9.2%
Erie, PA	5,693	5,911	5,527	3.8%	6.9%

(1)Percents compare actual 2026 degree days to normal degree days and actual 2026 degree days to actual 2025 degree days.

2026 Compared with 2025

    Operating revenues for the Utility segment increased $8.0 million for the quarter ended June 30, 2026 as compared with the quarter ended June 30, 2025. This increase resulted from a $7.5 million increase in retail gas sales revenue and a $0.8 million increase in other revenue, partially offset by a $0.3 million decrease in transportation revenue. The increase in retail gas

Table of Content
sales revenue reflects higher base delivery rates effective October 1, 2025 from the impact of the implementation of year two of Distribution Corporation's three-year rate settlement in its New York jurisdiction. Additional details regarding the base rate regulatory proceeding can be found in the Rate Matters section below. The increase in retail gas sales revenue was partially offset by lower revenues collected from customers for purchased gas costs resulting mainly from a 1.3 Bcf decrease in throughput mainly due to warmer weather, partially offset by a slight increase in the cost of gas sold (per Mcf). Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation's earnings are not impacted by fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers. Retail gas sales revenue and transportation revenue were also impacted by a $1.2 million increase to revenue from a distribution system improvement charge (“DSIC”) modernization tracker in Pennsylvania that became effective in January 2025. For further discussion of the DSIC tracker, refer to the Rate Matters section below. The decrease in transportation revenue was primarily due to a 1.1 Bcf decrease in throughput due primarily to warmer weather, partially offset by increases to revenue from the DSIC tracker discussed above. The increase in other revenue was primarily due to increases in late payment charges billed to customers ($0.4 million) and gains from certain vehicle sales ($0.4 million).

    Operating revenues for the Utility segment increased $120.8 million for the nine months ended June 30, 2026 as compared with the nine months ended June 30, 2025. This increase resulted from a $113.5 million increase in retail gas sales revenue, a $4.4 million increase in transportation revenue and a $3.0 million increase in other revenue. The increase in retail gas sales revenue and transportation revenue reflects higher base delivery rates effective October 1, 2025 from the impact of the implementation of year two of Distribution Corporation's three-year rate settlement in its New York jurisdiction, as discussed above. The increase in retail gas sales revenue also reflects higher revenues collected from customers for purchased gas costs resulting from an increase in the cost of gas sold (per Mcf) as well as a 3.7 Bcf increase in throughput mainly due to colder weather. Retail gas sales revenue and transportation revenue were also impacted by a $4.9 million increase to revenue from the DSIC modernization tracker in Pennsylvania, as discussed above. The increase in transportation revenue also reflects a 2.0 Bcf increase in throughput due primarily to colder weather. The increase in other revenue was primarily due to increases in late payment charges billed to customers ($1.3 million) and capacity release revenues ($0.7 million), as well as certain net positive revenue adjustments as a result of operational performance of safety performance measures in accordance with the rate settlement ($0.8 million).

    The Utility segment’s earnings for the quarter ended June 30, 2026 were $5.7 million, an increase of $0.7 million million when compared with earnings of $5.0 million for the quarter ended June 30, 2025. The increase can be attributed to the following factors:

	(Millions)
Impact of new base rates in New York	$4.4
Impact of regulatory revenue adjustments	0.3	(1)
Higher operating expenses	(3.6)	(2)
Impact of lower customer usage	(0.7)
Other items	0.3
	$0.7

(1)Amount primarily reflects an increase in earnings from a DSIC modernization tracker in Pennsylvania that became effective in January 2025, partially offset by certain other quarterly regulatory true-up adjustments.
(2)The increase in operating expenses is largely attributable to higher uncollectible expenses as a result of higher operating revenue, as well as higher costs for personnel, materials and outside services.

    The impact of weather variations on earnings in the Utility segment is mitigated by a WNA. The WNA, which covers the eight-month period from October through May, has had a stabilizing effect on customer bills and earnings for the Utility segment. For the quarter ended June 30, 2026, the WNA preserved earnings of approximately $0.9 million in the Utility segment’s New York rate jurisdiction and preserved earnings of approximately $1.0 million in the Utility Segment's Pennsylvania rate jurisdiction, as the weather was warmer than normal on a cycle-bill basis in both jurisdictions. For the quarter ended June 30, 2025, the WNA preserved earnings of approximately $1.3 million in the Utility segment’s New York rate jurisdiction and preserved earnings of approximately $0.5 million in the Utility Segment's Pennsylvania rate jurisdiction, as the weather was warmer than normal on a cycle-bill basis in both jurisdictions.

    The Utility segment’s earnings for the nine months ended June 30, 2026 were $105.1 million, an increase of $4.1 million when compared with earnings of $101.0 million for the nine months ended June 30, 2025. The increase can be attributed to the following factors:

Table of Content

	(Millions)
Impact of new base rates in New York	$10.5
Impact of regulatory revenue adjustments	4.9	(1)
Higher other operating revenues	1.9
Impact of higher customer usage	1.0
Higher operating expenses	(10.3)	(2)
Higher depreciation expense	(2.6)	(3)
Higher income tax expense	(1.3)	(4)
	$4.1

(1)Amount primarily reflects an increase in earnings from a DSIC modernization tracker in Pennsylvania that became effective in January 2025 combined with certain other quarterly regulatory true-up adjustments.
(2)The increase in operating expenses is largely attributable to higher uncollectible expenses as a result of higher operating revenue, as well as higher costs for personnel, materials and outside services.
(3)The increase in depreciation expense is attributable to higher average property, plant and equipment balances.
(4)The increase in income tax expense is mainly attributed to higher state income tax expense as well as certain provision-to-return adjustments.

    For the nine months ended June 30, 2026, the WNA reduced earnings by approximately $1.1 million and $1.0 million, respectively, in the Utility segment’s New York and Pennsylvania rate jurisdictions, as the weather was colder than normal on a cycle-bill basis in both jurisdictions. For the nine months ended June 30, 2025, the WNA preserved earnings in the Utility segment’s New York rate jurisdiction of approximately $3.9 million and preserved earnings in the Utility segment’s Pennsylvania rate jurisdiction of approximately $1.7 million, as the weather was warmer than normal on a cycle-bill basis in both jurisdictions.

ALL OTHER AND CORPORATE OPERATIONS

2026 Compared with 2025

    All Other and Corporate operations reported a net loss of $7.7 million for the quarter ended June 30, 2026, an increase of $7.0 million when compared with a net loss of $0.7 million for the quarter ended June 30, 2025. The increase was primarily attributable to external costs incurred to prepare for the integration of CenterPoint Ohio in connection with the Company's planned acquisition ($4.8 million). Additional contributors to the increase were higher operating expenses ($2.5 million) primarily attributable to an increase in internal labor costs, employee benefits and legal and consulting fees, interest expense associated with the June 2026 debt issuances, net of interest benefits related to the investment of proceeds from the debt issuances, that were completed to finance the planned acquisition of CenterPoint Ohio ($0.9 million) and higher income tax expense primarily due to the absence of a federal provision-to-return adjustment benefit recognized in the prior-year period ($0.7 million). This benefit will be recorded in the fourth quarter of the current fiscal year. Partially offsetting these increases to net loss was a net interest benefit arising from the December 2025 equity issuance ($2.7 million). While the proceeds of the equity issuance are intended for the planned acquisition, in the short term those proceeds have created interest income and, to a larger extent, have reduced borrowings and interest expense. Refer to Part I, Item 1 at Note 2 - Pending Acquisition for further discussion of this acquisition.

    For the nine months ended June 30, 2026, All Other and Corporate operations reported a net loss of $16.7 million, an increase of $12.6 million when compared with a net loss of $4.1 million for the nine months ended June 30, 2025. The increase was primarily attributable to external integration costs associated with the Company's planned acquisition of CenterPoint Ohio ($12.6 million), as mentioned above, higher operating expenses ($4.5 million) primarily attributable to an increase in internal labor costs, employee benefits and legal and consulting fees, interest expense, net of interest benefits, associated with the June 2026 debt issuances completed to finance the planned acquisition of CenterPoint Ohio ($0.9 million), as mentioned above, and higher income tax expense primarily due to the absence of a federal provision-to-return adjustment benefit recognized in the prior-year period ($0.7 million), as mentioned above. Partially offsetting these increases to net loss was a net interest benefit from the December 2025 equity issuance ($5.8 million), as mentioned above.

Table of Content
Other Income (Deductions)

    Net other income on the Consolidated Statements of Income was $11.9 million for the quarter ended June 30, 2026, compared to net other income of $8.5 million for the quarter ended June 30, 2025, for an increase of $3.4 million. This increase can be attributed primarily to interest income associated with proceeds received from the June 2026 debt issuances completed to finance the planned acquisition of CenterPoint Ohio ($2.5 million), an increase in AFUDC driven by changes in the AFUDC capitalization rate ($1.0 million) and an increase in interest income on deferred gas costs ($0.4 million). Partially offsetting these increases was a decrease in non-service pension and post-retirement benefit income ($0.6 million).

    Net other income on the Consolidated Statements of Income was $37.1 million for the nine months ended June 30, 2026, compared to net other income of $31.5 million for the nine months ended June 30, 2025, for an increase of $5.6 million. This increase can be attributed primarily to interest income associated with proceeds received from the June 2026 debt issuances completed to finance the planned acquisition of CenterPoint Ohio ($2.5 million), as mentioned above, higher income from unconsolidated subsidiaries ($1.5 million), an increase in AFUDC ($1.5 million), as mentioned above, and a net interest benefit arising from the December 2025 equity issuance ($0.9 million). While the proceeds of the equity issuance are intended for the planned acquisition, in the short term those proceeds have created some interest income and, to a larger extent, have reduced borrowings and interest expense. Refer to Part I, Item 1 at Note 2 - Pending Acquisition for further discussion of this acquisition. The nonrecurrence of a $0.7 million revaluation adjustment for contingent consideration that reduced other income during the nine months ended June 30, 2025 also contributed to the increase in net other income. Partially offsetting these increases was a decrease in non-service pension and post-retirement benefit income ($2.1 million).

Interest Expense on Long-Term Debt

    Interest expense on long-term debt on the Consolidated Statement of Income decreased $1.2 million for the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025. For the nine months ended June 30, 2026, interest expense on long-term debt decreased $10.6 million as compared with the nine months ended June 30, 2025. The decrease in interest expense for both the quarter and nine months ended June 30, 2026 was due to lower average debt balances and weighted average interest rate on long-term debt. The Company repaid a $300 million delayed draw term loan in January 2026. On June 10, 2026, the Company issued $500 million of 4.75% notes, $500 million of 5.05% notes and $500 million of 5.50% notes. On June 11, 2026, the Company redeemed $300 million of 5.50% notes and paid early redemption premiums totaling $0.4 million that were recorded as interest expense on long-term debt in the Integrated Upstream and Gathering segment. On February 19, 2025, the Company issued $500 million of 5.50% notes and $500 million of 5.95% notes. On March 6, 2025, the Company redeemed $450 million of 5.20% notes and $500 million of 5.50% notes and paid early redemption premiums totaling $2.4 million that were recorded as interest expense on long-term debt in the Integrated Upstream and Gathering segment. The Company also redeemed $50 million of 7.395% notes on June 13, 2025.

Other Interest Expense

    Other interest expense on the Consolidated Statement of Income decreased $0.7 million for the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025. This decrease was primarily due to lower average short term debt balances. For the nine months ended June 30, 2026, other interest expense increased $3.3 million as compared to the nine months ended June 30, 2025. This increase was primarily due to financing costs incurred associated with the Company's acquisition of CenterPoint Ohio's natural gas utility.

CAPITAL RESOURCES AND LIQUIDITY

    The Company’s primary source of cash during the nine-month period ended June 30, 2026 consisted of cash provided by operating activities and net proceeds from the issuances of both common stock and long-term borrowings. The Company’s primary source of cash during the nine-month period ended June 30, 2025 consisted of cash provided by operating activities and net proceeds from long-term borrowings.

    The Company expects to have adequate amounts of cash available to meet both its short-term and long-term cash requirements for at least the next twelve months and for the foreseeable future thereafter. During the remainder of 2026, the Company expects to use cash provided by operating activities to fund the Company's capital expenditures. In June 2026, the Company issued $1.5 billion of long-term debt, a portion of which was used to redeem $300 million of notes scheduled to mature in October 2026. Looking forward to 2027, based on current forward commodity prices, cash provided by operating activities is expected to exceed capital expenditures. These cash flow projections do not include the impact of the CenterPoint Ohio acquisition or the impact of other acquisitions or divestitures that may arise in the future.

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

    Net cash provided by operating activities totaled $1,034.5 million for the nine months ended June 30, 2026, an increase of $172.2 million compared with $862.3 million provided by operating activities for the nine months ended June 30, 2025. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Integrated Upstream and Gathering segment. The increase in the Integrated Upstream and Gathering segment is primarily due to higher natural gas prices in the Appalachian region combined with the timing of cash receipts and hedge settlements.

Investing Cash Flow

Expenditures for Long-Lived Assets

    The Company’s expenditures for long-lived assets totaled $744.5 million during the nine months ended June 30, 2026 and $596.0 million during the nine months ended June 30, 2025.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Nine Months Ended June 30,	2026		2025		Increase (Decrease)
(Millions)
Integrated Upstream and Gathering:
Capital Expenditures	$453.9	(1)	$412.6	(2)	$41.3
Pipeline and Storage:
Capital Expenditures	166.2	(1)	58.1	(2)	108.1
Utility:
Capital Expenditures	120.5	(1)	128.3	(2)	(7.8)
All Other:
Capital Expenditures	4.4		0.5		3.9
Eliminations	(0.5)		(3.5)		3.0
	$744.5		$596.0		$148.5

Table of Content

(1)At June 30, 2026, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment, Utility segment and Corporate category included $65.7 million, $29.0 million, $7.2 million and $3.4 million, respectively, of non-cash capital expenditures. At September 30, 2025, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $87.9 million, $19.4 million and $18.0 million, respectively, of non-cash capital expenditures.

(2)At June 30, 2025, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $73.1 million, $5.7 million and $9.8 million, respectively, of non-cash capital expenditures. At September 30, 2024, capital expenditures for the Integrated Upstream and Gathering segment, the Pipeline and Storage segment and the Utility segment included $85.0 million, $14.4 million and $20.6 million, respectively, of non-cash capital expenditures.

Integrated Upstream and Gathering

    The Integrated Upstream and Gathering segment capital expenditures for the nine months ended June 30, 2026 were primarily upstream well drilling and completion expenditures in the Appalachian region, including $310.3 million spent in the Utica Shale area and $58.2 million spent in the Marcellus Shale area. These amounts included approximately $288.6 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Trout Run and Tioga gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

    The Integrated Upstream and Gathering segment capital expenditures for the nine months ended June 30, 2025 were primarily upstream well drilling and completion expenditures in the Appalachian region, including $239.2 million spent in the Utica Shale area and $104.3 million spent in the Marcellus Shale area. These amounts included approximately $182.6 million spent to develop proved undeveloped reserves. Integrated Upstream and Gathering segment capital expenditures also included expenditures related to the continued expansion of Midstream Company’s Tioga and Trout Run gathering systems. These expenditures were largely attributable to the installation of new in-field gathering pipelines related to bringing new development online and system optimization, as well as the continued development of centralized station facilities, including increased dehydration capacity and compression horsepower.

Pipeline and Storage

    The Pipeline and Storage segment capital expenditures for the nine months ended June 30, 2026 and June 30, 2025 were primarily for additions, improvements and replacements to this segment's transmission and gas storage systems, which included system modernization expenditures that enhance the reliability and safety of the systems and reduce emissions. In addition, the Pipeline and Storage segment capital expenditures for the nine months ended June 30, 2026 included expenditures related to Supply Corporation's Tioga Pathway Project ($46.3 million) and Shippingport Lateral Project ($27.1 million), both of which are discussed below.

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

    Supply Corporation has designed a project that would allow for the transportation of 190,000 Dth per day of shale gas supplies from a new interconnection in northwest Tioga County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Ellisburg and a new virtual delivery point into an existing Transcontinental Gas Pipe Line Company, LLC (“Transco”) capacity lease, providing access to Mid-Atlantic markets (“Tioga Pathway Project”). The Tioga Pathway Project involves the construction of approximately 19 miles of new pipeline and the replacement of approximately four miles of existing pipeline on the Supply Corporation system. Supply Corporation has executed a Precedent Agreement with Seneca for 190,000 Dth per day of transportation capacity and filed a Section 7(b)/7(c) application with the FERC on August 21, 2024. FERC issued the Section 7(b)/7(c) certificate on May 5, 2025 and on January 8, 2026, FERC issued the Notice to Proceed with Construction. Construction on the Tioga Pathway Project commenced in February 2026. This project has a projected in-service date of late calendar year 2026 and an estimated capital cost of approximately $101 million. As of June 30, 2026, approximately $51.4 million has been capitalized as Construction Work in Progress for this project.

Table of Content

    Additionally, Supply Corporation concluded an open season on February 26, 2025, and based on interest in that open season, designed a project that would allow for the transportation of 205,000 Dth per day of natural gas supplies from its existing Line N pipeline system to a new interconnection with the Shippingport Power Station, a natural gas power generation facility under development in Beaver County, Pennsylvania, which will support a co-located data center that is currently under development (the “Shippingport Lateral Project”). In order to provide this new natural gas transportation capacity, Supply Corporation will construct an approximately 7.5 mile pipeline lateral from its existing Line N pipeline system to a direct interconnection with the facility with the incremental capacity expected to come online in late calendar 2026 and an estimated capital cost of approximately $57 million. Supply Corporation has executed a Precedent Agreement with a developer for 100% of the capacity for the Shippingport Lateral Project and filed an application with FERC under the Commission’s prior notice regulations on August 29, 2025. The project obtained FERC authorization on November 7, 2025 and construction commenced in March 2026. As of June 30, 2026, approximately $27.3 million has been capitalized as Construction Work in Progress for this project.

    Supply Corporation has also developed its Line N System Upgrade Project, which will consist of modernization of primarily 1960’s era pipeline in Beaver County, Pennsylvania, as well as minor compressor station and facility upgrades, to create approximately 294,000 Dth per day of additional natural gas transportation capacity (1) from a new interconnection on the southern portion of Supply Corporation's Line N system in Greene County, Pennsylvania to an existing Supply Corporation interconnection with Tennessee Gas Pipeline Company, LLC at Mercer and (2) from an existing Supply Corporation interconnection with Texas Eastern Transmission, LP at Holbrook to a new interconnection at the Shippingport Industrial Park in Shippingport, Pennsylvania. Supply Corporation executed long-term precedent agreements with two shippers for 100% of the incremental capacity created by the project. The project has a projected in-service date of late calendar 2028 and an estimated capital cost of approximately $100 million. As of June 30, 2026, $0.4 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at June 30, 2026.

Utility

    The majority of the Utility segment capital expenditures for the nine months ended June 30, 2026 and June 30, 2025 were made for main and service line improvements and replacements that enhance the reliability and safety of the system and reduce emissions. Expenditures were also made for main extensions.

Project Funding

    During the nine months ended June 30, 2026 and fiscal 2025, the Company has financed capital expenditures with cash from operations, net proceeds from the issuance of common stock and long-term debt. Going forward, the Company expects to use cash from operations and short-term borrowings, as needed, to finance capital expenditures. The level of short-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be most impacted by natural gas production and the associated commodity price realizations in the Integrated Upstream and Gathering segment. It will also likely depend on the timing of gas cost and base rate recovery in the Utility segment as well as the timing of base rate recovery in the Pipeline and Storage segment.

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

Financing Cash Flow

    Consolidated short-term debt decreased $150.2 million when comparing the balance sheet at June 30, 2026 to the balance sheet at September 30, 2025. The maximum amount of short-term debt outstanding during the nine months ended June 30, 2026 was $311.0 million. In addition to cash provided by operating activities, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for

Table of Content
temporarily financing items such as capital expenditures, asset purchases, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As of June 30, 2026, the Company did not have any short-term notes payable to banks or commercial paper outstanding.

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

    On June 10, 2026, the Company issued $500.0 million of 4.75% notes due May 15, 2029, $500.0 million of 5.05% notes due October 15, 2031 and $500.0 million of 5.50% notes due May 15, 2036. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $495.6 million, $494.2 million and $491.4 million, respectively. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade. Additionally, the interest rate payable on the notes will be subject to adjustment from time to time, with a maximum adjustment of 2.00%, such that the coupon will not exceed 6.75% on the 4.75% notes, 7.05% on the 5.05% notes and 7.50% on the 5.50% notes, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to a rating below investment grade. A downgrade with a resulting increase to the coupon does not preclude the coupon from returning to its original rate if the Company's credit rating is subsequently upgraded. If the CenterPoint Ohio acquisition is not consummated for any reason, the Company will be required to redeem the notes in a special mandatory

Table of Content
redemption at a price equal to 101% of the principal amount of the notes. A portion of the net proceeds of these debt issuances was used for general corporate purposes, including the June 11, 2026 redemption of $300.0 million of the Company's 5.50% notes that were scheduled to mature in October 2026. The Company redeemed those notes for $301.2 million, plus accrued interest. The Company invested the remaining net proceeds from these debt issuances in temporary cash investments and expects to use that cash in addition to commercial paper or other short-term borrowing facilities to fund the purchase price of the CenterPoint Ohio acquisition at closing, including the payment of related fees and expenses.

    The net proceeds of the common stock issuance and long-term debt issuances discussed above reduced the commitments under the Term Loan Facility to zero, thus terminating the Term Loan Commitment Letter. The net proceeds of the long-term debt issuances also reduced the commitments under the Seller Note Tranche of the Bridge Commitment Letter to approximately $1.10 billion. The Company expects to further reduce the commitments under the Bridge Facility, possibly to zero, through additional financings prior to the scheduled maturity of the Seller Note Facility, but there can be no assurance such financings will occur and any such expectation is subject to market conditions.

    The Company is subject to certain customary fees with respect to the Bridge Facility. Interest on borrowings under the Bridge Facility would accrue at one of two rates, at the option of the Company: Term SOFR plus an applicable margin of 1.125% to 1.750%, or a base rate (at least as great as one-month Term SOFR plus 1.0%) plus an applicable margin of 0.125% to 0.750%. In each case, the applicable margin would depend on the Company’s credit ratings (at current ratings, the applicable margin would be 1.500% for Term SOFR loans and 0.500% for base rate loans). The applicable margin would increase by an additional 0.25% on each of the 90th, 180th and 270th day after the funding date for any loans outstanding under the Bridge Facility. Any borrowings under the Bridge Facility would mature 364 days from the funding date, which would be on or around the scheduled maturity of the Seller Note Facility.

    The availability of borrowings under the Bridge Facility is subject to the satisfaction of certain customary conditions for transactions of these types. Any definitive financing documentation for the Bridge Facility will contain customary representations and warranties, covenants and events of defaults for transactions of these types. The Company expects to execute permanent financing prior to the funding date of the Bridge Facility, such that borrowings under this facility would not be incurred. There can be no assurance, however, such permanent financing will occur and any such expectation is subject to market conditions.

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

    The Credit Agreement provides that the Company’s debt to capitalization ratio will not exceed 0.65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company’s total capitalization will be

Table of Content
increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018. Since that date, the Company recorded non-cash, after-tax ceiling test impairments totaling $797.0 million. As a result, at June 30, 2026, $398.5 million was added back to the Company’s total capitalization for purposes of calculating the debt to capitalization ratio under the Credit Agreement. In addition, for purposes of calculating the debt to capitalization ratio, the following amounts included in Accumulated Other Comprehensive Income (Loss) on the Company’s consolidated balance sheet will be excluded from the determination of comprehensive shareholders’ equity: all unrealized gains or losses on commodity-related derivative financial instruments, and up to $10 million in unrealized gains or losses on other derivative financial instruments. As a result of these exclusions, such unrealized gains or losses will not positively or negatively affect the calculation of the debt to capitalization ratio. Finally, for purposes of calculating the debt to capitalization ratio, the Company’s $1.2 billion obligation under the Seller Note Facility, which is to be incurred at the closing of the Transaction, will be excluded from the definition of consolidated indebtedness upon such time and to the extent that the Company, in accordance with the Seller Note Agreement, deposits with a paying agent funds for defeasance of the Seller Note Facility.

    At June 30, 2026, the Company’s debt to capitalization ratio, as calculated under the Credit Agreement, was 0.46. The constraints specified in the Credit Agreement would have permitted an additional $4.29 billion in short-term and/or long-term debt to be outstanding at June 30, 2026 before the Company’s debt to capitalization ratio exceeded 0.65.

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

    None of the Company's long-term debt at June 30, 2026 had a maturity date within the following twelve-month period. The Current Portion of Long-Term Debt at September 30, 2025 consisted of a $300.0 million long-term delayed draw term loan with a maturity date in February 2026 that was repaid in January 2026. The Company's present liquidity position is believed to be adequate to satisfy known demands.

    The Company’s embedded cost of long-term debt was 4.89% at June 30, 2026 and 4.92% at June 30, 2025.

Table of Content
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

    The Company did not make any contributions to its tax-qualified, noncontributory defined benefit retirement plan (Retirement Plan) during the nine months ended June 30, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026. The Company also did not make any contributions to its VEBA trusts for its other post-retirement benefits during the nine months ended June 30, 2026, and does not anticipate making any such contributions during the remainder of fiscal 2026.

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

    The authoritative guidance for fair value measurements and disclosures requires consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At June 30, 2026, the Company determined that nonperformance risk associated with its natural gas price swap agreements, natural gas no cost collars and foreign currency contracts would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

    On May 5, 2026, Distribution Corporation filed a petition with the NYPSC for, among other things, authorization to implement a system modernization tracker reconciliation mechanism through which qualified leak prone pipe removal costs incurred by the Company would be tracked and recovered. The petition remains pending with the Commission.

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

    On April 10, 2024, Distribution Corporation filed with the PaPUC a petition for approval of a distribution system improvement charge ("DSIC") to recover, between base rate cases, capital expenses related to eligible property constructed or installed to rehabilitate, improve and replace portions of the Company’s natural gas distribution system. The DSIC petition was approved by the PaPUC on December 5, 2024 with a cap equivalent to 5% of distribution revenues, and on January 1, 2025, the Company initiated recovery of eligible costs on incremental rate base added after September 30, 2024. Effective April 1, 2026, the DSIC cap was met and the DSIC will be reset to zero when new base rates become effective as a result of the Company's recent rate filing.

    On January 28, 2026, Distribution Corporation made a filing with the PaPUC seeking an increase in its annual base rate operating revenues of $19.7 million with a proposed effective date of March 29, 2026. The Company is proposing, among other things, a new residential energy efficiency pilot program and to make permanent its weather normalization adjustment mechanism.  The Company is also proposing reactivation of the OPEB surcredit (Rider I) to refund $7.2 million for customer bill relief. As reflected in a February 19, 2026 PaPUC Order, the filing was suspended until October 29, 2026 by operation of law unless directed otherwise by the PaPUC. Final briefs were submitted in the case on July 1, 2026. A decision is generally anticipated from the administrative law judge in August 2026.

Pipeline and Storage

    Supply Corporation filed an NGA Section 4 rate case at FERC on April 30, 2026 proposing rate increases to be effective November 1, 2026. Supply Corporation's filing requests an annual cost of service of approximately $404 million, an increase of approximately $95 million from Supply Corporation's settlement of its 2023 rate proceeding. The proposal also includes, among other things, a modernization cost recovery mechanism. By regulation, the proposed rates will become effective November 1, 2026 subject to refund, unless the parties in the case reach a settlement.

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

Environmental Matters

    The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory requirements. In 2021, the Company set methane intensity reduction targets at each of its businesses. In 2022, the Company began measuring progress against these reduction targets. The Company's ability to estimate accurately the time, costs and resources necessary to meet emissions targets may be impacted as environmental exposures, technology and opportunities change and regulatory and policy updates are issued.

    For further discussion of the Company's environmental exposures, refer to Item 1 at Note 8 – Commitments and Contingencies under the heading “Environmental Matters.”

Table of Content

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

    Additionally, a number of states have adopted energy strategies or plans with aggressive goals for the reduction of greenhouse gas emissions. Pennsylvania has a methane reduction framework with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. In New York, the CLCPA, which was passed in 2019, mandates reducing statewide greenhouse gas emissions by 40% from 1990 levels by 2030, and by 85% from 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030 and 100% with zero emissions generation by 2040. Statements from New York's Governor and the state's 2025 New York State Energy Plan acknowledge that the near term targets of the statute may not be achievable in the required timeframes. In May 2026, the Governor signed a law amending the CLCPA to, among other things, modify the statewide 40% by 2030 mandate to require the NYDEC to promulgate regulations designed to achieve a 60% by 2040 target. The NYPSC has initiated and/or modified various proceedings in an effort to help the State meet these emissions reduction targets. In May 2023, New York State passed legislation that prohibits the installation of fossil fuel burning equipment and building systems in new buildings commencing on or after December 31, 2025, subject to certain exemptions, and in December 2025 the Governor approved legislation that will require residential natural gas service applicants to pay the installation costs for the first 100 feet of facilities necessary to provide natural gas service commencing December 19, 2026. The May 2023 legislation is subject to ongoing litigation, with the parties agreeing, in November 2025, to suspend the requirements of the legislation pending resolution of appellate proceedings. In addition, the NYDEC, in conjunction with the New York State Energy Research and Development Authority, has engaged in certain efforts to develop a cap-and-invest program in the state, although issuance of certain key regulations necessary to implement the program has been delayed. The May 2026 amendments referenced above have extended the date for regulatory action to December 31, 2028. The above-enumerated initiatives could impact the Company's customer base and assets, and could also increase the Company’s cost of environmental compliance by increasing reporting requirements, requiring retrofitting of existing equipment, requiring installation of new equipment, and/or requiring the purchase of emission allowances. They could also reduce demand for natural gas and delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by federal and state administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. Federal, state or local governments may also provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources.

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

Table of Content
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
4.The Company's ability to complete strategic transactions, such as the planned CenterPoint Ohio acquisition, including receipt of required regulatory clearances and satisfaction of other conditions to closing, and to recognize the anticipated benefits of such transactions;
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

    The risk factors in Item 1A of the Company’s 2025 Form 10-K, as amended by Item 1A of Part II of the Company's Form 10-Q for the quarter ended December 31, 2025, have not materially changed other than as set forth below. The risk factors presented below supersede the corresponding risk factors in the 2025 Form 10-K and the December 31, 2025 Form 10-Q and should otherwise be read in conjunction with all of the risk factors disclosed in those reports.

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

    The Company’s short-term bank loans and commercial paper are in the form of floating rate debt or debt that may have rates fixed for short periods of time (up to six months), resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company’s short-term bank loans and commercial paper, and the ability of the Company to issue commercial paper are affected by its credit ratings published by S&P, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. A downgrade in the Company’s credit ratings could increase borrowing costs, restrict or eliminate access to commercial paper markets, negatively impact the availability of capital from uncommitted sources, and require the Company’s subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. Additionally, the Company’s outstanding long-term debt would be subject to an interest rate increase if certain fundamental changes occur that involve a material subsidiary and result in a downgrade of a credit rating assigned to the notes below investment grade.

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

    Completion of the planned acquisition of CenterPoint Ohio is subject to the satisfaction or waiver of customary and other closing conditions. Although we have obtained the necessary regulatory approvals, the acquisition is not assured and is subject to risks and uncertainties, including the risk that other closing conditions will not be satisfied. We cannot predict whether and when such conditions will be satisfied. The Securities Purchase Agreement includes customary termination rights for both the Company and the Seller, including the right of either party to terminate the agreement if the planned acquisition of CenterPoint Ohio has not been consummated within eighteen months following the execution date of the Securities Purchase Agreement (the “Outside Date”). The Outside Date may be extended by either party for up to two additional three-month periods under certain conditions. Additionally, if the Securities Purchase Agreement is terminated under certain circumstances the Company may be required to pay a significant termination fee. If the planned acquisition of CenterPoint Ohio is not

Table of Content
completed, or if there are significant delays in completing the planned acquisition, it may negatively affect the trading price of our stock and our future business and financial results.

The planned acquisition of CenterPoint Ohio may limit our financial flexibility.

    We expect to acquire CenterPoint Ohio for total consideration of $2.62 billion, inclusive of the amount to repay a $1.2 billion promissory note. We have completed the necessary equity financing in connection with the transaction via a private placement. We have also completed a portion of the necessary debt financing in connection with the transaction via a public offering of long-term debt securities in June 2026. We expect to obtain further permanent financing for the planned repayment of all or a portion of the promissory note by accessing the capital markets, which we expect will include the issuance of long-term debt. If we are not able to obtain permanent financing on favorable terms, we may be required to finance a portion of the purchase price of the planned acquisition at interest rates higher than currently expected, which could limit our financial flexibility. In addition, our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures following the planned acquisition of CenterPoint Ohio will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The degree to which we will be leveraged following the completion of the planned acquisition could require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On April 1, 2026, the Company issued a total of 4,690 unregistered shares of Company common stock to non-employee directors of the Company then serving on the Board of Directors of the Company (or, in the case of non-employee directors who elected to defer receipt of such shares pursuant to the Company’s Deferred Compensation Plan for Directors and Officers (the “DCP”), to the DCP trustee), consisting of 469 shares per director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended June 30, 2026. The Company issued an additional 649 unregistered shares in the aggregate on April 15, 2026 pursuant to the dividend reinvestment feature of the DCP, to the six non-employee directors who participate in the DCP.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”), as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Apr. 1 - 30, 2026	9,180	$95.98	—	$82,094,302
May 1 - 31, 2026	10,989	$82.04	—	$82,094,302
Jun. 1 - 30, 2026	13,551	$76.81	—	$82,094,302
Total	33,720	$83.73	—	$82,094,302
(a)Represents (i) shares of common stock of the Company purchased with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company, if any, tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes, and (iii) shares of common stock of the Company, if any, purchased on the open market pursuant to the Company's share repurchase program. Of the 33,720 shares purchased other than through a publicly announced share repurchase program, 33,533 were purchased for the Company's 401(k) plans and 187 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.
(b)On March 8, 2024, the Company’s Board of Directors authorized the repurchase of up to $200 million of shares of the Company’s common stock. The calculation of the dollar value of shares remaining available for purchase excludes excise taxes and brokerage fees paid by the Company in connection with the repurchase program which in the aggregate totaled $1.07 million from the beginning of the program to June 30, 2026. Repurchases may be made from time to time in the open market or through privately negotiated transactions, including through the use of trading plans intended to qualify under SEC Rule 10b5-1, in accordance with applicable securities laws and other restrictions. In light of the Company’s agreement to acquire CenterPoint Ohio’s natural gas utility, repurchases under the program have been suspended. The repurchase program has no expiration date.

Table of Content
Item 5.  Other Information

Trading Arrangements

    During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5–1 trading arrangement” or any “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

•	Officer's Certificate dated June 10, 2026, establishing the terms of the 4.75% Notes due 2029, 5.05% Notes due 2031 and 5.50% Notes due 2036 (Exhibit 4.1.1, Form 8-K dated June 10, 2026)

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended June 30, 2026 and 2025.

101
Interactive data files submitted pursuant to Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and nine months ended June 30, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2026 and 2025, (iii) the Consolidated Balance Sheets at June 30, 2026 and September 30, 2025, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  July 30, 2026